Form 10-Q
period 2025-08-31
Elite Express Holding Inc.
filed 2025-10-14
CIK 2053641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-42811

Elite Express Holding Inc.

(Exact name of registrant as specified in its charter)

Delaware	99-2516128
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23046 Avenida De La Carlota, Suite 600

Laguna Hills, CA 92653

(Address of principal executive offices) (Zip Code)

(949) 758-0650

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	ETS	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 9, 2025, there were 16,716,672 shares of common stock, consisting of (i) 12,550,005 shares of Class A common stock, par value $0.000001 per share, and (ii) 4,166,667 shares of Class B common stock, par value $0.000001 per share, outstanding.

Elite Express Holding Inc.

Form 10-Q

For the Quarterly Period Ended August 31, 2025

Contents

		Page
Part I	Financial Information	1

Item 1	Financial Statements	1

	Condensed Consolidated Balance Sheets as of August 31, 2025 and November 30, 2024 (Successor) (Unaudited)	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months ended August 31, 2025 (Successor), and August 31, 2024 (Predecessor) (Unaudited)	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended August 31, 2025 (Successor), and August 31, 2024 (Predecessor) (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended August 31, 2025 (Successor), and August 31, 2024 (Predecessor) (Unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4	Controls and Procedures	29

Part II	Other Information	31

Item 1	Legal Proceedings	31

Item 1A	Risk Factors	31

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3	Defaults Upon Senior Securities	32

Item 4	Mine Safety Disclosures	32

Item 5	Other Information	32

Item 6	Exhibits	32

Signatures		35

i

Elite Express Holding Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ELITE EXPRESS HOLDING INC. & SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor	Successor
	August 31,	November 30,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,553,137	$170,157
Accounts receivable	55,440	56,485
Prepaid D&O Insurance	137,993	—
Prepaid expenses and other current assets	62,765	113,260
TOTAL CURRENT ASSETS	13,809,335	339,902
NONCURRENT ASSETS:
Property and equipment, net	212,429	279,790
Intangible assets, net	501,400	542,800
Goodwill	668,858	668,858
TOTAL ASSETS	$15,192,022	$1,831,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,155	$21,000
Due to a related party	24,038	29,038
Insurance premium financing payable	106,236	—
Tax payable	2,400	800
Other payables and other current liabilities	118,277	297,822
TOTAL CURRENT LIABILITIES	270,106	348,660
NONCURRENT LIABILITY:
Deferred tax liability	42,546	106,698
TOTAL LIABILITIES	312,652	455,358

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.000001 par value, 1,000,000,000 shares authorized; 16,716,672 and 12,916,672 and shares issued and outstanding as of August 31, 2025 and November 30, 2024, respectively, including: *
Class A common stock, $0.000001 par value - 900,000,000 shares authorized; 12,550,005 and 8,750,005 shares issued and outstanding as of August 31, 2025 and November 30, 2024, respectively	13	9
Class B common stock, $0.000001 par value - 100,000,000 shares authorized, 4,166,667 shares issued and outstanding as of August 31, 2025 and November 30, 2024	4	4
Additional paid-in capital	15,686,846	1,684,988
Accumulated deficit	(807,493)	(309,009)
TOTAL STOCKHOLDERS’ EQUITY	14,879,370	1,375,992

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,192,022	$1,831,350

*Retrospectively adjusted for the reverse split of the Company’s common stock at a ratio of 1-for-6, which took effect on December 23, 2024 (the “Reverse Stock Split”). See also Note 11.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE EXPRESS HOLDING INC. & SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	August 31,		August 31,
	2025	2024	2025	2024
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
REVENUE	$633,865	$590,375	$1,956,258	$1,814,315

COST OF REVENUE
Cost of service	56,974	54,602	176,984	141,665
Cost of labor	347,945	330,747	1,085,885	971,560
Depreciation and amortization	64,332	60,618	188,668	180,445
Fuel	94,654	102,614	304,600	318,477
Maintenance and repairs	63,143	71,583	207,709	216,647
Total cost of revenue	627,048	620,164	1,963,846	1,828,794

GROSS PROFIT (LOSS)	6,817	(29,789)	(7,588)	(14,479)

OPERATING EXPENSES
General and administrative expenses	151,600	39,280	576,981	108,299
Total operating expenses	151,600	39,280	576,981	108,299

LOSS FROM OPERATIONS	(144,783)	(69,069)	(584,569)	(122,778)

OTHER INCOME (EXPENSE)
Interest income (expense), net	2,248	(7,236)	2,248	(23,907)
Other income (expense), net	—	(221)	21,285	2,964
Total other income (expense), net	2,248	(7,457)	23,533	(20,943)

LOSS BEFORE INCOME TAX BENEFIT	(142,535)	(76,526)	(561,036)	(143,721)

Income tax provision (benefit)	43,346	—	(62,552)	800

NET LOSS	$(185,881)	$(76,526)	$(498,484)	$(144,521)

Loss per common share - basic and diluted	$(0.01)	$—	$(0.04)	$—
Weighted average shares - basic and diluted*	13,288,411	—	13,041,947	—

*Retrospectively adjusted for the reverse split of the Company’s common stock at a ratio of 1-for-6, which took effect on December 23, 2024 (the “Reverse Stock Split”). See Note 11.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELITE EXPRESS HOLDING INC. & SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED AUGUST 31 2025 AND 2024

	Common Stock*
	Class A		Class B		Additional		Total
	Common		Common		paid-in	Accumulated	Stockholders’
	stock	Amount	stock	Amount	capital	Deficit	Equity
Balance, November 30, 2024 (Successor)	8,750,005	$9	4,166,667	$4	$1,684,988	$(309,009)	$1,375,992
Capital Contributions from stockholders	—	—	—	—	300,000		300,000
Net Loss for the period	—	—	—	—	—	(204,999)	(204,999)
Balance, February 28, 2025 (Successor)	8,750,005	$9	4,166,667	$4	$1,984,988	$(514,008)	$1,470,993
Capital Contributions from stockholders	—	—	—	—	180,000	—	180,000
Net Loss for the period	—	—	—	—	—	(107,604)	(107,604)
Balance, May 31, 2025 (Successor)	8,750,005	$9	4,166,667	$4	$2,164,988	$(621,612)	$1,543,389
Stock issuance through initial public offering, net of offering fees $1,482,060 and deferred offering costs $346,078	3,800,000	4	—	—	13,371,858	—	13,371,862
Capital Contributions from stockholders	—	—	—	—	150,000	—	150,000
Net loss for the period	—	—	—	—	—	(185,881)	(185,881)
Balance, August 31, 2025 (Successor)	12,550,005	$13	4,166,667	$4	$15,686,846	$(807,493)	$14,879,370

*Retrospectively adjusted for the reverse split of the Company’s common stock at a ratio of 1-for-6, which took effect on December 23, 2024 (the “Reverse Stock Split”). See Note 11.

	Common Stock
	Class A		Class B		Additional	Stockholders’		Total
	Common		Common		paid-in	Contributions	Accumulated	Stockholders’
	stock	Amount	stock	Amount	capital	(Distribution)	Deficit	Equity
Balance, November 30, 2023 (Predecessor)	330,000	$330,000	—	$—	$22,000	$(9,873)	$(302,165)	$39,962
Capital Contributions from stockholders	—	—	—	—	—	10,457	—	10,457
Net Loss for the period	—	—	—	—	—	—	(19,283)	(19,283)
Cumulative Effect of Change in Accounting Principle	—	—	—	—	—	—	7,258	7,258
Balance, February 29, 2024 (Predecessor)	330,000	$330,000	—	$—	$22,000	$584	$(314,190)	$38,394
Net Loss for the period	—	—	—	—	—	—	(48,712)	(48,712)
Cumulative Effect of Change in Accounting Principle	—	—	—	—	—	—	(9,462)	(9,462)
Balance, May 31, 2024 (Predecessor)	330,000	330,000	—	$—	$22,000	$584	$(372,364)	$(19,780)
Net loss for the period	—	—	—	—	—	—	(76,526)	(76,526)
Balance, August 31, 2024 (Predecessor)	330,000	$330,000	—	$—	$22,000	$584	$(448,890)	$(96,306)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE EXPRESS HOLDING INC. & SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended August 31,
	2025	2024
	(Successor)	(Predecessor)
Cash flows from operating activities:
Net loss	$(498,484)	$(144,521)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	41,400	—
Depreciation of property and equipment	147,268	180,445
Deferred tax provision (benefit)	(64,152)	5,437
Changes in operating assets and liabilities:
Accounts receivable	1,045	48,822
Prepaid D&O insurance	(137,993)	—
Prepaid expenses and other current assets	50,495	(5,637)
Accounts payable	(1,845)	—
Other payables and other current liabilities	(177,944)	73,375
Net cash provided by (used in) operating activities	(640,210)	157,921
Cash flows from investing activities:
Purchase of property and equipment	(79,908)	—
Net cash used in investing activities	(79,908)	—
Cash flows from financing activities:
Capital contributions from stockholders	630,000	—
Payment of deferred offering costs	(346,078)	—
Repayment of borrowings from related parties	(5,000)	—
Net proceeds from Initial Public Offering	13,717,940	—
Stockholders’ withdraw	—	10,457
Repayments of loans and borrowings	(35,961)	(176,335)
Borrowing for insurance premium	142,197	—
Net cash provided by (used in) financing activities	14,103,098	(165,878)

Net increase (decrease) in cash	13,382,980	(7,957)
Cash, beginning of period	170,157	54,712
Cash, end of period	$13,553,137	$46,755

Supplemental cash flow information
Cash paid for income taxes	$—	$1,000
Cash paid for interest	$—	$23,907

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE EXPRESS HOLDING INC. (SUCCESSOR) AND JAR TRANSPORTATION INC (PREDECESSOR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION

Elite Express Holding Inc. (“ETS” or the “Company”) was incorporated on April 3, 2024, under the laws of the State of Delaware. The Company is a holding entity that was formed for the purpose of acquiring JAR Transportation Inc (“JAR”).

JAR was incorporated in the State of California on May 27, 2020 under Subchapter S of the Internal Revenue Code. The Company operated as an Independent Service Provider (“ISP”) for Federal Ground Package System, Inc. (“FXG”), providing last-mile package delivery services. As part of FedEx Corporation’s “One FedEx” consolidation, effective June 1, 2024, FXG merged into Federal Express Corporation (“FedEx”). JAR’s ISP contract with FXG remained in place until October 12, 2024, after which the subsequent agreement was signed with FedEx. Unless otherwise specified, references to “FedEx” in this document include FXG for periods before October 12, 2024, and Federal Express Corporation thereafter.

On October 25, 2024, the Company acquired all issued and outstanding shares of JAR for a total consideration of $1,367,169 in cash, pursuant to a stock purchase agreement dated September 16, 2024 along with Amendment No.2 to stock purchase agreement dated November 22, 2024 (the “JAR Acquisition”). As of October 25, 2024, JAR ceased to be an S-Corporation and became a wholly owned subsidiary of ETS, a C-Corporation. Refer to Note 6 Acquisition, for additional information.

References to “Successor” or “Successor Company” relate to the financial position and results of operations of the Company after the JAR Acquisition. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of JAR.

The Company operates exclusively within the State of California. As an ISP, the Company is granted relative exclusivity in certain service areas by FedEx, which minimizes direct competition within those regions and enables the Company to focus on operational efficiency and service quality.

Details of the subsidiaries of the Company as of the reporting date are set out below:

	Date of	State of	% of
Name of Entity	Incorporation	Incorporation	Ownership	Principal Activities
Elite Express Holding Inc.	April 3, 2024	Delaware	Parent	Holding company
Subsidiary of the parent:
JAR Transportation Inc	May 27, 2020	California	100%	Route business operator and provider of last-mile delivery services

Completion of the Initial Public Offering (“IPO”)

On August 22, 2025, the Company closed its IPO of 3,800,000 shares of Class A common stock at a public offering price of $4.00 per share, for gross proceeds of approximately $15.2 million, before deducting underwriting discounts and offering expenses. The net proceeds to the Company from the IPO were approximately $13.7 million. The shares of Class A common stock were approved to list on the Nasdaq Capital Market and commenced trading under the ticker symbol “ETS” on August 21, 2025. On August 20, 2025, the Company entered into an underwriting agreement with Dominari Securities LLC, as representative (the “Representative”) of the several underwriters. The Company also granted the Underwriters a 45-day option to purchase up to 570,000 additional shares of Class A Common Stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the IPO.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal year ended November 30, 2024 and 2023 included in the Company’s Registration Statement on Form S-1. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the unaudited condensed consolidated financial statements not misleading have been included. Operating results for the interim period ended August 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ended November 30, 2025. The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary. All intercompany balances and transactions are eliminated upon consolidation.

Uses of estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates are based on information as of the date of the consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, the allowance for credit losses of accounts receivables, useful lives of property and equipment, the recoverability of long-lived assets, impairment of goodwill, revenue recognition, and the realization of deferred tax assets. Actual results could differ from those estimates.

Risks and Uncertainties

The operations of the Company are located in the U.S., with its business activities primarily focused on route delivery services as an ISP for FedEx. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by economic, regulatory, and operational environments in the U.S., as well as the general state of the U.S. economy. The Company’s results may be subject to the following risks and uncertainties:

●	The Company generates 100% of its revenue from FedEx, its sole customer. Any material change in the terms of the agreement, service demand, or the relationship itself could adversely affect the Company’s financial performance.
●	The route delivery industry is competitive, and the Company faces competition from both large national service providers and smaller regional operators. Changes in competitive dynamics may impact pricing, service demand, and profitability.
●	Seasonal demand fluctuations, particularly during peak periods such as holidays, may create challenges in resource allocation and operational scalability, potentially affecting the Company’s performance.
●	The Company is subject to various local, state, and federal transportation regulations. Changes in these regulations, or non-compliance with them, may result in increased costs or disruptions to operations.
●	The Company’s operations may also be affected by external events such as natural disasters, extreme weather conditions, and other events beyond its control, which could disrupt delivery schedules and operations.

Cash and cash equivalents

Cash includes demand deposits held by banks that can be added to or withdrawn without limitation. Cash equivalent represents certificates of deposits with banks or other financial institutions with maturity periods of 90 days (three months) or less. The Company maintains cash balances at financial institutions that management believes are high-credit, quality financial institutions, where our deposits at times exceed Federal Deposit Insurance Corporation (“FDIC”) limits.

Accounts receivable, net

The Company adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Accounting Standards Codification (“ASC”) 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In addition, CECL made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities if management does not intend to sell and does not believe that it is more likely than not they will be required to sell.

Accounts receivable represent amounts due to the Company upon the completion of performance obligations for last-mile delivery services. Revenue is recognized in accordance with the Company’s revenue recognition policy, as verified by the Weekly Independent Service Provider Charge Statement. Payments are typically received within two days of invoicing, and the Company does not extend credit or maintain significant outstanding receivables. The Company reviews the accounts receivable on a periodic basis and makes allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including historical losses, the age of the receivable balance, the customer’s historical payment patterns, its current credit-worthiness and financial condition, and current market conditions and economic trends. Accounts are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of August 31, 2025 and November 30, 2024, no allowance for credit losses was recorded, as all outstanding balances were considered fully collectible.

Property and equipment, net

Property and equipment is stated at cost less accumulated depreciation and impairment charges, if any. Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Depreciation is calculated primarily based on the straight-line method over the estimated useful lives of the assets:

Property	Estimated useful life
Vehicles	5 years
Office equipment	5 years

Impairment of Long-lived Assets

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If an impairment indicator is present, the Company evaluates recoverability by comparing the carrying amount of the asset group to the sum of the undiscounted expected future cash flow over the remaining useful life of the asset group. If the carrying amount exceeds the recoverable amount, an impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset. The Company estimates fair value using the expected future cash flows discounted at a rate consistent with the risks associated with the recovery of the assets. Based on the above analysis, no impairment loss was recognized for the three and nine months ended August 31, 2025 (Successor).

Fair value of financial instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

●	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted market prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable and inputs derived from or corroborated by observable market data.
●	Level 3 — inputs to the valuation methodology are unobservable.

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash, accounts receivable, prepaid expenses and other current assets, accounts payable, due to a related party, loans payable, other payables and other current liabilities, approximate the fair value of the respective assets and liabilities as of August 31, 2025 and November 30, 2024, based upon the short-term nature of the assets and liabilities.

Prepaid D&O Insurance and Premium Financing Payable

The Company may obtain certain insurance coverage through premium financing arrangements. Under these arrangements, the financing company pays the insurance premiums directly to the insurance carrier on behalf of the Company, and the Company is obligated to repay the financing company in periodic installments, including interest. (See Note 9).

At inception, the full amount of the insurance premium is recorded as prepaid D&O insurance on the unaudited condensed consolidated balance sheets, with a corresponding premium financing payable recorded within current liabilities. Prepaid D&O insurance is amortized to insurance expense on a straight-line basis over the coverage period of the related policies. Interest incurred on the financing arrangement is recognized separately as interest expense as incurred. As of August 31, 2025 and November 30, 2024, the outstanding balance of Prepaid D&O Insurance was $137,993 and $nil, respectively.

Business Combinations

Business combinations are accounted for using the acquisition method of accounting. Amounts paid for an acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. The accounting for business combinations requires estimates and judgment in determining the fair value of assets acquired, liabilities assumed, and contingent consideration transferred, if any, regarding expectations of future cash flows of the acquired business, and the allocation of those cash flows to the identifiable intangible assets. The determination of fair value is based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If actual results differ from these estimates, the amounts recorded in the financial statements could result in a possible impairment of intangible assets and goodwill. Consideration transferred in a business acquisition is measured at the fair value as of the date of acquisition. Acquisition-related expenses are expensed when incurred.

Goodwill and Intangible Assets

The Company records goodwill as the excess of the consideration transferred over the fair value of net assets acquired in business combinations. Goodwill was recognized in connection with the acquisition of JAR on October 25, 2024 (See Note 6, “Acquisition”). Goodwill is not amortized but is tested for impairment annually at the reporting unit level or more frequently if events or changes in circumstances indicate that it may be impaired. The Company has an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. In the qualitative assessment, the Company considers primary factors such as industry and market considerations, overall financial performance of the reporting unit which is described in more detail below, and other specific information related to the operations. Based on the qualitative assessment, if it is more likely than not that the fair value of each reporting unit is less than the carrying amount, the quantitative impairment test is performed.

The Company tests goodwill and intangible assets that are not subject to amortization for impairment annually on November 30, and the Company’s goodwill impairment review involves the following steps: 1) qualitative assessment – evaluate qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The factors the Company considers include, but are not limited to, macroeconomic conditions, industry and market considerations, cost factors, financial performance, and events specific to that reporting unit. If, or when, the Company determines it is more likely than not that the fair value of a reporting unit is less than the carrying amount, including goodwill, the Company would then change to the quantitative method; 2) quantitative method –the Company performs the quantitative fair value test by comparing the fair value of a reporting unit with its carrying amount and an impairment charge is measured as the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company has one reporting unit. Impairment is measured as the amount by which the carrying amount of the reporting unit exceeds its fair value, not to exceed the carrying value of goodwill. No impairment of goodwill was recorded for the three and nine months ended August 31, 2025 (Successor).

The Company’s intangible asset consists of the customer relationship acquired as part of the JAR Acquisition. The asset is amortized on a straight-line basis over the estimated useful life, as outlined below:

Intangible assets	Estimated useful life
Customer Relationship	10 years

Revenue recognition

ASC 606 establishes principles for reporting information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to receive in exchange for those goods or services as performance obligations are satisfied. ASC 606 applies a five-step model for revenue recognition, which requires the Company to: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

The Company is engaged in providing last-mile delivery services as an ISP for FedEx. The Company derives revenue from both fixed service charges and activity-based charges under its ISP Agreement. Performance obligations include (i) weekly service coverage (fixed weekly service charges), (ii) delivery and pickup stops (stop charges and e-commerce stop charges), (iii) handling and delivering packages (package charges, including e-commerce and large package deliveries), and (iv) compliance with branding requirements (apparel and vehicle branding).

Revenue is recognized as follows:

●	Over Time: Fixed weekly service charges and branding-related revenue (e.g., apparel and vehicle branding) are recognized evenly over the service period.
●	Point-in-Time: Activity-based revenue, including stop charges, package charges, and fuel surcharges, is recognized upon completion of the respective performance obligation, such as completing a delivery or pickup stop.

The Company recognizes revenue on a gross basis under the ISP Agreement with FedEx. The Company is responsible for fulfilling the promised services, managing operational resources, and ensuring compliance with FedEx’s performance standards. All contracts with FedEx contain a single performance obligation for each revenue stream, with no separately identifiable promises.

Cost of revenue

Cost of revenue primarily includes direct expenses incurred to fulfill the Company’s obligations under the ISP Agreement with FedEx. These costs consist of (i) driver compensation and benefits; (ii) depreciation and amortization expenses; (iii) fuel expenses; (iv) vehicle maintenance and leasing expenses; (v) insurance premiums related to vehicle and liability coverage, and (vi) other operational expenses such as route management systems, uniforms, and branding compliance. All expenses are directly attributable to the Company’s delivery operations and are recognized in the same period as the corresponding revenue.

Concentration of Credit Risk

The Company is exposed to a concentration of credit risk due to its reliance on a single customer, FedEx, which accounted for 100% of the Company’s revenue for all periods presented in this report. Accounts receivable are unsecured and derived from revenue earned under the Company’s ISP Agreement with FedEx. The Company’s accounts receivable are typically collected within two days of invoicing, and no allowance for credit loss was recorded as of August 31, 2025, and November 30, 2024. The Company’s reliance on FedEx represents a significant concentration of revenue and accounts receivable. This concentration reflects the Company’s business model as an exclusive service provider to FedEx under its ISP Agreement.

Income Taxes

Income taxes are accounted for using the asset and liability method, as prescribed under ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.

Prior to its acquisition by the Company, JAR (the Predecessor), as an S-Corporation, was not subject to federal corporate income tax, and its taxable income, deductions, and credits were passed through to its stockholders. The Predecessor was subject to the California corporate franchise tax under RTC § 23802, which requires S-Corporations to pay the greater of a minimum tax of $800 or 1.5% of net taxable income derived from California sources. In accordance with ASC 740-10-15-4, deferred tax assets and liabilities were recognized for state-level temporary differences and net operating loss (“NOL”) carryforwards. Following the Acquisition, the Predecessor became a wholly owned subsidiary of the Company, a C-Corporation, and is subject to corporate income tax under the Internal Revenue Code and applicable state tax laws.

ASC 740 requires a tax position to meet a recognition threshold before it is recognized in the financial statements. The Company assesses uncertain tax positions based on management’s evaluation of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. This assessment includes consideration of any potential appeals or litigation processes based on the technical merits of the tax position. Because significant assumptions and judgments are involved in determining whether a tax benefit is more likely than not to be sustained, actual results may differ from estimates under different assumptions or conditions. The Company recognizes interest and penalties related to unrecognized tax benefits as part of the income tax provision in the consolidated statements of operations.

Loss per share

The Company computes loss per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three and nine months ended August 31, 2025, there were no dilutive shares outstanding.

Net losses for the Predecessor incurred during the three and nine months ended August 31, 2024, were entirely allocable to Predecessor members. Additionally, due to the impact of the JAR Acquisition, the Company’s capital structure for the Predecessor and Successor periods is not comparable. As a result, the presentation of loss per share for the periods prior to such transaction is not meaningful and only the loss per share for periods subsequent to the JAR Acquisition are presented herein.

Related parties and transactions

The Company identifies related parties, and accounts for and discloses related party transactions in accordance with ASC 850, “Related Party Disclosures” and other relevant ASC standards.

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Transactions between related parties commonly occurring in the normal course of business are considered to be related party transactions. Transactions between related parties are considered to be related party transactions even though they may not be given accounting recognition.

Segment reporting

The Company uses the management approach in determining reportable operating segments. The management approach considers the internal reporting used by the Company’s Chief Executive Officer for making operating decisions about the allocation of resources and the assessment of performance. Management has determined that the Company operates as a single reportable segment, providing last-mile delivery services under its ISP Agreement with FedEx.

Recently Adopted Accounting Standards

In October 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805), which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in ASC 606, Revenue from Contracts with Customers. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The Company adopted this guidance in connection with the JAR acquisition in October 2024, and accounted for the transaction using the acquisition method, consistent with the requirements of Topic 805.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all ASUs. Management periodically reviews new accounting standards that are issued. Under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), the Company meets the definition of an emerging growth company and has elected the extended transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until they would apply to private companies.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires the disaggregation of certain expense captions into specified categories in disclosures within the notes to the consolidated financial statements to provide enhanced transparency into the expense captions presented on the face of the statement of operations and comprehensive income. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted, and may be applied either prospectively or retrospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. On January 6, 2025, FASB issued ASU 2025-01 that clarifies for non-calendar year-end entities the interim effective date of ASU 2024-03. Public business entities are required to adopt the guidance in Update 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its related disclosures.

In January 2025, the FASB issued ASU 2025-01 Income Statement-Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The FASB issued ASU 2024-03 on November 4, 2024-03 states that the amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Following the issuance of ASU 2024-03, the FASB was asked to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). Because of how the effective date guidance was written, a non-calendar year-end entity may have concluded that it would be required to initially adopt the disclosure requirements in ASU 2024-03 in an interim reporting period, rather than in annual reporting period. The FASB’s intent in the basis for conclusions of ASU 2024-03 is clear that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027.

In March 2025, the FASB issued ASU 2025-02—Liabilities (405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122. The amendments in this Update are effective immediately and on a fully retrospective basis to annual periods beginning after December 15, 2024. The Company is currently evaluating the effect of adoption of this standard to its consolidated financial statements and disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

NOTE 3 —  LIQUIDITY

The Company has incurred net losses and negative cash flows since inception. For the nine months ended August 31, 2025, the Company reported a net loss of $0.5 million and used $0.6 million of cash in operating activities. As of August 31, 2025, the Company had an accumulated deficit of $0.8 million. On August 22, 2025, the Company completed its initial public offering (“IPO”) resulting in net proceeds of approximately $13.7 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. Management believes that the current cash and cash equivalents, including the net proceeds from the IPO, will be sufficient to fund its operating and capital expenditure requirements in excess of the next 12 months from the issuance date of these financial statements.

In February 2025, the Company obtained two separate $2.0 million revolving credit facilities from major stockholders providing an additional liquidity buffer of $4.0 million (see Note 12(f)). Borrowings under these facilities are repayable at the end of the 24-month term but may be extended for an additional 12 month term. As of August 31, 2025, the Company had not drawn under these revolving credit facilities.

The Company’s future capital requirements will depend on many factors, including the rate of revenue growth, the timing and amount of cash received from customers, the expansion of sales and marketing activities, the timing and cost of new service efforts, and the success of its efforts to expand business with its current client and to acquire additional businesses. The Company may require additional equity or debt financing to fund its future operations. There can be no assurance that such financing will be available on acceptable terms, or at all. If the Company is unable to raise additional capital when needed, it could be forced to delay, reduce, or eliminate its research and development programs or future commercialization efforts, which could adversely affect its business prospects.

NOTE 4 — ACCOUNTS RECEIVABLE, NET

Accounts receivable consists of the following:

	Successor	Successor
	August 31,	November 30,
	2025	2024
	(Unaudited)
Accounts receivable	$55,440	$56,485
Less: allowance for credit loss	—	—
Accounts receivable, net	$55,440	$56,485

The August 31, 2025, and November 30, 2024, accounts receivable balances have been fully collected as of the issuance date of this report.

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	Successor	Successor
	August 31,	November 30,
	2025	2024
	(Unaudited)
Vehicles	$375,820	$295,912
Office equipment	—	—
Subtotal	375,820	295,912
Less: accumulated depreciation	(163,391)	(16,122)
Property and equipment, net	$212,429	$279,790

As of October 25, 2024, upon closing of the JAR Acquisition, the Successor revalued its vehicles to a fair value of $295,912. No additional asset transfers occurred post-acquisition, and the Predecessor’s vehicles, with a historical cost of $1,137,130, were fully retained.

Depreciation expense was $50,532 and $60,618, respectively, for the three months ended August 31, 2025 (Successor) and August 31, 2024 (Predecessor), and $147,268 and $180,445, respectively, for the nine months ended August 31, 2025 (Successor) and August 31, 2024 (Predecessor).

NOTE 6 — ACQUISITION

On September 16, 2024, the Company entered into a Stock Purchase Agreement (“Purchase Agreement”) to acquire 100% of JAR with the total gross price of $1,475,000 as specified in the original Purchase Agreement. In accordance with the terms of the Purchase agreement, the Company made an initial payment of $44,250 (“First Payment”) to the Escrow Account within three days after the Purchase Agreement was signed. The Company subsequently made payment of $398,250 (“Second Payment”) on October 22, 2024. Following these payments, the transaction terms were revised through two amendments. Following revisions in the first amendment, the final consideration was reduced to $1,367,169. Pursuant to the second amendment, the stock transfer date was set as October 25, 2024, which is considered the acquisition date for accounting purposes under ASC 805, Business Combinations (“ASC 805”). The Company made two additional payments totaling $899,669 (“Third and Fourth Payments”) after the acquisition date of October 25, 2024 and prior to the transaction’s official closing date of December 3, 2024. The remaining $25,000, which is contractually due within thirty days of the first anniversary of the Fourth Payment, has been accrued and included in the total purchase consideration recognized in connection with the acquisition.

The Company and JAR were unrelated parties. There was no common control between the Company and JAR prior to JAR’s acquisition by the Company. Immediately after the acquisition date on October 25, 2024, the Company took control of JAR in accordance with the Purchase Agreement. No members of JAR remain in governance or management positions in the Company post-acquisition. Based on the above factors, the Company assessed the appropriate accounting treatment under ASC 805 and concluded that the Company is the accounting acquirer. JAR became a 100% owned subsidiary of the Company after the acquisition date of October 25, 2024.

As part of the transaction structure, certain assets and liabilities, including cash, accounts receivable, and outstanding debt, were excluded from the acquisition and remained the responsibility of the sellers of JAR. The Acquisition was accounted for as a business combination using the acquisition method of accounting. In accordance with ASC 805, the purchase price was allocated to the acquired assets and assumed liabilities based on their estimated fair values at the acquisition date.

The Company completed the initial purchase price allocation for the acquisition of JAR as of October 25, 2024. Assets (vehicles) acquired were recorded at estimated fair values as of the acquisition date based on management’s estimates, available information, and supportable assumptions that management considered reasonable. No liabilities were assumed per the Purchase Agreement.

As part of the purchase price allocation, a deferred tax liability (“DTL”) was recognized for the basis difference in the acquired identifiable intangible asset—customer relationships. In accordance with ASC 805-740-25-3, no DTL was recognized for the reported amount of goodwill that is not deductible for tax purposes. The recognition of the DTL related to customer relationships resulted in a corresponding increase in goodwill, as required under ASC 805. Although the Company recognized a portion of DTL and goodwill based on its initial assessment, the valuation process is ongoing, and the final purchase price allocation, including the measurement of goodwill and deferred taxes, may be subject to further adjustments. The Company will continue to evaluate and refine the allocation based on additional information obtained during the measurement period in accordance with ASC 805.

The allocation of the purchase price to the major classes of assets as of October 25, 2024 is as follows:

Property and equipment	$295,912
Customer relationship	552,000
Deferred tax liabilities	(149,601)
Goodwill	668,858
Total purchase consideration	$1,367,169

The fair value of customer relationship was determined using assumptions that are representative of those typically used by a market participant in estimating fair value.

The fair value of the identified intangible asset, i.e. customer relationship, and its estimated average useful life as of August 31, 2025 and November 30, 2024 are as follows:

	August 31,	November 30,	Average
	2025	2024	Useful Life
	Successor	Successor	(in Years)
Customer relationship	$552,000	$552,000	9.08
Less: accumulated amortization	(50,600)	(9,200)
Total intangible assets, net	$501,400	$542,800

Amortization expense of the customer relationship was $13,800 and $41,400 for the three and nine months ended August 31, 2025 (Successor), respectively.

NOTE 7 — Other Payables and other current liabilities

A summary of the Company’s other payables and other liabilities:

	Successor	Successor
	August 31,	November 30,
	2025	2024
	(Unaudited)
Compensation payable	$52,566	$66,633
Credit card	16,946	26,081
Other accrued expense	48,765	205,108
Total other payables and other liabilities	$118,277	$297,822

NOTE 8 — Insurance Premium Financing Payable

A summary of the Company’s insurance premium financing payable is as follows:

Lender	August 31,2025	November 30, 2024	Interest rate
	Successor	Successor
First Insurance Funding	$106,236	$—	7.35%
Total Insurance premium financing payable	$106,236	$—	—

On August 26, 2026, the Company entered into a premium finance agreement with First Insurance Funding, whereby the Company was loaned a total principal amount of $142,197 for the purpose of financing the Company’s D&O insurance policy. This loan bears an interest rate of 7.35% per annum, and is repayable in 9 monthly installments of principal and interest through May 2026. As of August 31, 2025, a principal amount of $106,236 remains outstanding. Related prepaid D&O insurance at August 31, 2025 of $137,993 is included in prepaid D&O insurance (See Note 2).

During the three and nine months ended August 31, 2025, the Company did not incur any material interest expense associated with its insurance premium financing payable.

NOTE 9 — INCOME TAXES

The Company and its operating subsidiary in the United States are subject to the tax law of the United States. The Company elected to file income taxes as a corporation for the tax year ended November 30, 2024.

(i)The components of the income tax provision were as follows:

	Successor	Predecessor	Successor	Predecessor
	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	August 31,	August 31,	August 31,	August 31,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current tax provision
Federal	$—	$—	$—	$—
State	800	—	1,600	800
	800	—	1,600	800
Deferred tax provision (benefit)
Federal	35,468	—	(37,524)	—
State	7,078	—	(26,628)	—
	42,546	—	(64,152)	—
Income tax provision (benefit)	$43,346	$—	$(62,552)	$800

(ii)Reconciliations of the statutory income tax rate to the effective income tax rate were as follows:

	Successor	Predecessor	Successor	Predecessor
	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	August 31,	August 31,	August 31,	August 31,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Federal statutory tax rate	21.0%	—%	21.0%	—%
State statutory tax rate	(12.4)%	—%	3.5%	0.8%
Non-deductible expenses	(39.0)%	—%	(13.4)%	(1.3)%
Effective tax rate	(30.4)%	—%	11.1%	(0.5)%

(iii)Deferred tax liabilities were composed of the following:

	Successor	Successor
	August 31,	November 30,
	2025	2024
	(Unaudited)
Deferred tax assets:
Net operating loss carry-forwards	$98,922	40,265
Depreciation expense	—	2,400
Less: Valuation allowance	—	—
Total deferred tax assets	98,922	42,665

Deferred tax liabilities:
Customer relationship recognized upon JAR Acquisition	(140,310)	(149,363)
Depreciation expense	(1,158)	—
Total deferred tax liabilities	(141,468)	(149,363)
Total deferred tax assets (liabilities), net	$(42,546)	$(106,698)

Valuation Allowance

The Company recognizes income taxes using the asset and liability method. Management establishes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of assets and liabilities, using the tax rates expected to be in effect when the temporary differences reverse. Deferred tax assets are also recognized for tax attributes such as net operating loss carry forwards. Realization of the Company’s gross deferred tax asset depends on its ability to generate sufficient taxable income of the appropriate character within the carryforward periods of the jurisdictions in which the net operating and capital losses, deductible temporary differences and credits are generated. In assessing its ability to realize deferred tax assets, the Company considers all available evidence and records valuation allowances to reduce deferred tax assets to the amounts that management concludes are more-likely-than-not to be realized. As of August 31, 2025 and November 30, 2024, no valuation allowance was required as the Company was in a net deferred tax liability position.

Uncertain Tax Position

The Company recognizes income tax benefits associated with uncertain tax positions, when, in management’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more likely than not recognition threshold, management initially and subsequently measures the tax benefit as the largest amount judged to have a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority. The Company has concluded that there are no uncertain tax positions requiring recognition in its financial statements as of August 31, 2025.

State Income Tax

For the three months ended August 31, 2025 (Successor) and August 31, 2024 (Predecessor), the Company recorded a tax provision of $43,346 and $0, respectively. For the nine months ended August 31, 2025 (Successor) and August 31, 2024 (Predecessor), the Company recorded a tax (benefit) provision of $ (62,552) and $800, respectively.

NOTE 10 — CONCENTRATIONS

Credit risk

As of August 31, 2025 and November 30, 2024, $6.6 million and $0.2 million of the Company’s cash was on deposit at financial institutions in the U.S. and insured by the Federal Deposit Insurance Corporation (FDIC) subject to applicable insurance limits. The Company has not experienced any losses in such accounts. As of August 31, 2025 and November 30, 2024, $7 million and $0, respectively, of the Company’s cash was deposited in U.S. dollar accounts in financial institutions in Hong Kong. Per Hong Kong regulations, bank deposits may be insured by up to HKD 800,000 (approximately $102,560) for each financial institution. The Company’s total uninsured cash held in Hong Kong banks amounted to approximately $6.9 million and $0 as of August 31, 2025 and November 30, 2024, respectively. The Company has not experienced any losses in such accounts. Accounts receivable are unsecured and derived entirely from revenue earned under the Company’s ISP Agreement with FedEx.

Concentrations

The Company’s sole customer, accounted for 100% of the Company’s revenue for the three and nine months ended August 31, 2025 (Successor) and 2024 (Predecessor). Accordingly, all of the accounts receivable are derived from FedEx. The Company’s revenue and accounts receivable concentration is consistent with its business model as an exclusive service provider under the ISP Agreement.

NOTE 11 — STOCKHOLDERS’ EQUITY

Common Stock

The Company was incorporated on April 3, 2024, under the laws of the State of Delaware. Under the Company’s amended and restated articles of incorporation on December 19, 2024, the total authorized number of shares of common stock is 1,000,000,000 with a par value of $0.000001, which consists of 900,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock. The Company also has the authority to issue 5,000,000 shares of preferred stock as deemed necessary with a par value per share equal to the par value per share of the Class A common stock. Holders of Class A common stock and Class B common stock have the same rights except for voting and conversion rights. With respect to matters requiring the votes of stockholders, each share of Class A common stock is entitled to one vote, and each share of Class B common stock is entitled to 15 votes. Class B common stock is convertible into Class A common stock at any time after issuance at the option of the holder on a one-to-one basis. Class A common stock is not convertible into shares of any other class. The numbers of outstanding common stock have been retroactively adjusted to reflect the 1-for-6 reverse stock split effected on December 23, 2024, as if it had occurred at the beginning of all periods presented. All share and per-share amounts in the financial statements have also been adjusted accordingly.

On August 27, 2024, the Company entered into two separate subscription agreements with two investors, Eternal Blessing Holdings Limited and Centurion Tech Holdings Limited (the “Investors”), whereby the Company agreed to sell, and each Investor agreed to purchase, 500,000 shares of Class A common stock at a purchase price of $0.90 per share. The gross proceeds from each subscription agreement were $450,000, respectively, resulting in total gross proceeds of $900,000. As of November 30, 2024, all proceeds were fully received by the Company.

During the period from October 26, 2024 to November 30, 2024, the Company received a capital contribution of $589,000 from two shareholders, consisting of $300,000 from one shareholder, Grand Bright International Holdings Limited, and $289,000 from Mr. Huan Liu through his third-party business contacts on his behalf.

During the three and nine months periods ended August 31, 2025, the Company received capital contributions of $150,000 and $630,000, respectively, from three shareholders, which included $430,000 from Grand Bright International Holdings Ltd., $50,000 from Mr. Huan Liu though his third-party business contacts on his behalf and $150,000 from Apex Management Limited.

On August 22, 2025, the Company closed its IPO of 3,800,000 shares of Class A common stock at a public offering price of $4.00 per share, for gross proceeds of approximately $15.2 million, before deducting underwriting discounts and offering expenses. The net proceeds to the Company from the IPO were approximately $13.7 million. The shares of Class A common stock were approved to list on the Nasdaq Capital Market and commenced trading under the ticker symbol “ETS” on August 21, 2025. On August 20, 2025, the Company entered into an underwriting agreement with Dominari Securities LLC, as representative (the “Representative”) of the several underwriters. The Company also granted the Underwriters a 45-day option to purchase up to 570,000 additional shares of Class A Common Stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the IPO.

Reverse Stock Split

On December 19, 2024, the Company’s board of directors approved and adopted the Amended and Restated Certificate of Incorporation, pursuant to Sections 242 and 245 of the Delaware General Corporation Law (DGCL), which authorized a reverse stock split at a ratio of one share of new common stock for each six shares of old common stock. The Company subsequently filed the Amended and Restated Certificate of Incorporation with the State of Delaware, and the Reverse Stock Split became effective at 12:00 AM, Eastern Time, on December 23, 2024. All share information included in the financial statements has been retrospectively adjusted to reflect the Reverse Stock Split as if it had occurred at the beginning of the earliest period presented. Immediately after the reverse stock split, there were 8,750,005 shares of Class A common stock and 4,166,667 shares of Class B common stock issued and outstanding.

As of August 31, 2025 and November 30, 2024, there were 12,550,005 and 8,750,005 shares of Class A common stock, respectively, and 4,166,667 shares of Class B common stock issued and outstanding as of August 31, 2025 and November 30, 2024.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be a party to various legal actions arising in the ordinary course of business. The Company accrues expenses associated with these matters when they become probable and the amount can be reasonably estimated. Legal expenses incurred in connection with loss contingencies are expensed as incurred.

On April 26, 2021, a class action lawsuit was filed against JAR(Predecessor) and Raymond Paul June in the Superior Court of California, County of Los Angeles, by a former employee, Joaquin Rojas. The lawsuit alleged various wage and hour violations, including failure to pay wages, overtime, and meal and rest break violations, as well as claims under the California Private Attorneys General Act (“PAGA”).

On November 6, 2023, the Superior Court of California granted final approval of a settlement agreement between the parties, under which JAR agreed to pay a Gross Settlement Amount of $165,000. The settlement covered payments to class members, attorney fees, and a $10,000 PAGA penalty. Following court approval, JAR fully funded the settlement account and, as of December 11, 2023, settlement payments were distributed to the eligible class members, attorneys, and other recipients.

Settlement funds unclaimed after June 8, 2024 will be remitted to the Controller of the State of California under the Unclaimed Property Law (California Civil Code § 1500). This completes the settlement process.

In February 2025, Pablo Aguero (a former employee of JAR, the subsidiary, the “Applicant”) filed a workers’ compensation claim with the California Workers’ Compensation Appeals Board (WCAB Case No: ADJ20520242). This claim relates to his employment in or around May 2023, prior to the acquisition of JAR. While the WCAB filing does not specify a monetary demand, the Applicant previously issued a pre-litigation demand letter asserting claims totaling approximately $46,600. Pursuant to the terms of the stock purchase agreement for the acquisition of JAR, liabilities arising from pre-closing employment matters remain the responsibility of the sellers. Accordingly, the claim is currently being handled by the sellers and legal counsel designated by JAR’s employment practices liability insurance carrier. The Company has requested their assistance in responding to subpoenas issued in connection with the WCAB proceeding, which seek personnel and payroll records related to the Applicant, and they are currently in the process of providing the requested documents. Based on the information available to date, the Company does not anticipate that the outcome of this proceeding will have a material impact on the Company’s business or financial condition.

In June 2025, Rafael Perez Linarez (a former employee of JAR, our subsidiary) filed a workers’ compensation claim with the California Workers’ Compensation Appeals Board (WCAB Case No: unassigned). This claim relates to his employment from around July 2020 to June 2022, prior to our acquisition of JAR. Pursuant to the terms of the stock purchase agreement for the acquisition of JAR, liabilities arising from pre-closing employment matters remain the responsibility of the sellers.

In June 2025, Elma Asusena Oliveros filed a workers’ compensation claim with the California Workers’ Compensation Appeals Board (WCAB Case No: ADJ21112337). This claim relates to her employment from around May 2025. As of the date of this report, this matter has been referred to our workers’ compensation insurance carrier and no cost estimates are currently available.

In July 2025, Joseph McNeal (a former employee of JAR, our subsidiary) filed a workers’ compensation claim with the California Workers’ Compensation Appeals Board (WCAB Case No: ADJ21061503). This claim relates to his employment from October 2024 to April 2025. The Company had responded related subpoenas. No cost estimates are currently available

As of August 31, 2025, the Company did not have any other material legal claims or litigation that, individually or in aggregate, could have a material adverse impact on the Company’s unaudited condensed consolidated financial position, results of operations, and cash flows.

NOTE 13 — RELATED PARTY TRANSACTIONS

a. Nature of relationship with related parties

Name	Relationship with Our Company
Mr. Huan Liu	Chairman of the Board of Directors
Mr. Raymond June	Former President and former stockholder of JAR
Centurion Tech Holdings Limited	Stockholder
Eternal Blessing Holdings Limited	Stockholder
Grand Bright International Holdings Ltd	Stockholder

b. Due to a related party

Amount due to a related party represents funds borrowed from the Company’s Chairman of the Board of Directors, Mr. Huan Liu, to support its operating working capital and investing activities, specifically for the acquisition of JAR. These payables are unsecured, non-interest bearing, and due on demand. During the period from October 26, 2024 through November 30, 2024 (Successor), the Company borrowed an aggregate of $100,088 from Mr. Huan Liu, either directly or through his third-party business contacts on his behalf. The funds were primarily used for investing activities related to the acquisition of JAR. The Company also made repayments to Mr. Huan Liu in the amount of $71,050. Subsequently, on December 2, 2024, the Company received additional funding of $120,000 from Mr. Huan Liu again through his third-party business contacts on his behalf, which was fully repaid. During the nine months ended August 31, 2025, the Company made an additional $5,000 repayment to Mr. Huan Liu. As a result of these transactions, the balance due to Mr. Huan Liu was $24,038 as of August 31, 2025. On September 4, 2025, the Company repaid $24,038 to Mr. Huan Liu, in full settlement of the outstanding borrowing. As a result, the balance of such borrowing was reduced to $0 as of the date of this report.

On March 31, 2025, the Company issued a promissory note to Mr. Huan Liu, pursuant to which the Company may periodically borrow up to $120,000 from Mr. Huan Liu to fund its working capital needs. Borrowings made pursuant to this note are unsecured, non-interest bearing and repayable upon demand of Mr. Huan Liu.

c. Capital contribution from shareholders

During the nine months ended August 31, 2025, the Company received a capital contribution of $630,000 from three shareholders, which included $430,000 from one shareholder, Grand Bright International Holding Ltd., $50,000 from Mr. Huan Liu through his third-party business contacts on his behalf and $150,000 from Apex Management Limited.

d. Stockholder Loan for Litigation Settlement

On November 20, 2023, JAR entered into a secured loan agreement with a stockholder for a principal amount of $166,847, at an annual interest rate of 7.0%. The loan was secured by JAR’s property and equipment and accounts receivable, and required 60 monthly payments of $3,303.77, beginning December 20, 2023. The loan was used to fund the settlement of a class-action lawsuit (see Note 11).

During the nine months ended August 31, 2024 (Predecessor), JAR made loan repayments of $29,734, including principal and interest of $21,464 and $8,270, respectively.

On November 22, 2024, the Company and JAR entered into a second amended stock purchase agreement, establishing October 25, 2024, as the effective acquisition date. In accordance with the agreement, the remaining balance of the stockholder loan was fully repaid prior to closing of the transaction in November 2024, and no related party balances remained outstanding as of November 30, 2024.

e. Business Loan Guarantees

Between August 2020 and January 2022 (Predecessor period), JAR entered into multiple secured term loan agreements with three financial institutions to finance vehicle acquisitions. The aggregate principal amount of these borrowings was approximately $845,588. Mr. Raymond June, former president and stockholder of JAR, personally provided unlimited guarantees in connection with most of the above loans at the time of origination, with an aggregate principle amount of $544,394. The guaranteed amounts included the full principal balance as well as any accrued interest associated with the respective borrowings.

In connection with the acquisition of JAR by the Company on October 25, 2024, the outstanding balances of these loans were fully repaid at carrying value by JAR’s former stockholders, and the personal guarantees provided by Mr. June were released prior to the closing of the transaction.

f. Revolving credit

In February 2025, the Company obtained two separate $2.0 million revolving credit facilities from the major stockholders, Centurion Tech Holdings Limited and Eternal Blessing Holdings Limited, providing a total liquidity buffer of $4.0 million. These facilities carry a 12% annual interest rate, require quarterly interest payments, full principal repayment due at the end of the 24-month term and offer a flexible extension option for an additional 12 months. As of August 31, 2025, the Company had not drawn under these revolving credit facilities.

NOTE 14 — SUBSEQUENT EVENTS

On September 4, 2025, the Company paid $80,000 in cash to the Chairman, Mr. Huan Liu. Of this amount, approximately $18,406 represented reimbursement of travel expenses, approximately $24,038 was applied to offset borrowings previously received from Mr. Liu, and the remaining $37,556 was recorded as an advance payment for future Chairman travel expenses.

The Company has performed an evaluation of subsequent events occurring since September 1, 2025 and has determined that, except for the matters mentioned above, no adjustment to or disclosure in the unaudited condensed consolidated financial statements is required.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to: any projections of earnings, revenue, or other financial items; any statements regarding the adequacy, availability, and sources of capital, any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” “project,” or “anticipate,” and other similar words. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in the forward-looking statements include those factors set forth in the “Risk Factors” section included in our registration statement on Form S-1 (File No. 333-286965), as amended, which was initially filed with the SEC on May 5, 2025 and declared effective by the SEC on August 20, 2025.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this quarterly report. We do not intend, and undertake no obligation, to update any forward-looking statement, except as required by law.

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes included in this quarterly report on Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a holding company incorporated in Delaware. Through our wholly owned subsidiary, JAR, a California-based operating entity, we specialize in last-mile delivery services within California. Our core business focuses on retrieving packages from distribution hubs and ensuring their prompt and secure delivery to recipients’ doorsteps. Committed to innovation and efficiency, our mission is to optimize last-mile logistics by providing efficient, reliable, and innovative delivery solutions.

As of the date of this quarterly report, we employ approximately 31 full-time staff, including approximately 24 drivers. Our fleet consists of approximately 23 trucks and trailers. We provide exclusive pickup and delivery services within our designated service area, covering approximately 1,665.28 square miles. We utilize GroundCloud, a leading logistics software, during our course of business, for route optimization, driver management, and compliance monitoring. Additionally, we are actively expanding our investment in advanced technologies to enhance our scalability, automate our operations, and drive our data-driven decision-making. On an average day, we complete between 1,000 to 1,700 stops, facilitating the pickup and delivery of approximately 1,200 to 2,000 packages. During peak seasons, our daily stops rise to an estimated 2,000, allowing us to meet heightened demand with efficiency and reliability.

Currently, we pick up packages from the distribution hubs of FedEx and deliver them to recipients within designated service areas. While FedEx has been our only customer under an Independent Service Provider (“ISP”) agreement, we are actively exploring opportunities to expand our customer base, diversify our revenue streams and strengthen our market presence.

The holding company, prior to the acquisition of JAR on October 25, 2024 (the “Acquisition Date”), did not have any active business operations.

Key Factors Affecting Our Results of Operations

Our results of operations are influenced by several interrelated factors that reflect the dynamic nature of our business environment. The following are the key factors that impact our performance:

●	E-Commerce Growth: We believe the rapid growth of e-commerce is a driving force behind the increased demand for last-mile delivery services. As consumer habits continue to shift toward online shopping, we anticipate benefiting from rising delivery volumes. Meeting customer expectations for fast and reliable service requires ongoing investments in technology and operational capacity.
●	Labor Costs and Workforce Management: Labor costs are one of the largest components of our cost structure, accounting for approximately 50% or more of our total costs through August 31, 2025. Retaining a skilled and motivated workforce is critical to maintaining service quality. We strive to mitigate these challenges by optimizing staffing models, including employing part-time and gig workers during peak demand periods, and investing in workforce training and retention programs to improve driver efficiency and reduce turnover.
●	Fuel Costs and Operational Efficiency: Fuel costs are another significant component of our cost of revenue and fluctuations in fuel prices can directly affect our profitability. We managed fuel expenses through standard route planning and operational adjustments on or prior to the Acquisition Date. To further enhance efficiency, we have implemented route optimization strategies aimed at reducing mileage and improving fuel efficiency. In addition, we are exploring the integration of electric vehicles to reduce our reliance on traditional fuel sources and align with our sustainability objectives.
●	Seasonal Demand and Resource Scaling: Peak seasons, such as the holiday period, account for a substantial portion of our annual revenue. Managing this demand requires precise planning and execution, including the temporary hiring of additional drivers, flexible routing strategies, and leveraging the FedEx DRO system, a predictive tool to anticipate delivery patterns. Successfully navigating these high-demand periods is essential to maintaining our reputation and customer relationships.
●	Technology Investments: We utilize GroundCloud, a leading logistics software, for route optimization, driver management, and compliance monitoring. While continuing to leverage this system, we are also expanding our investments in advanced technologies to enhance operational scalability, data-driven decision-making, and automation. By continuously evaluating and adopting innovative solutions, we aim to enhance efficiency, improve service reliability, and optimize operational costs. These ongoing investments in logistics technology are expected to strengthen our capacity to manage growing delivery volumes and position us for long-term success.
●	Customer and Geographic Concentration: As of the date of this quarterly report, 100% of our revenue is derived from FedEx. While this relationship provides a stable source of revenue, it also results in a significant concentration of our business with a single customer. In addition, our operations are currently conducted exclusively within the State of California, which subjects us to regional economic conditions, regulatory requirements, and market dynamics specific to that jurisdiction. This geographic concentration, together with our customer concentration, exposes us to additional risks that could materially and adversely affect our business, financial condition, and results of operations. We are actively seeking to broaden our customer relationships and expand our operational presence beyond California in order to reduce such concentration risks over time.
●	Capital Investments in Infrastructure: Sustained growth depends on strategic investments in vehicles, the transition to electric vehicle, and operational infrastructure, which includes tools and software that support our operations. We focused primarily on maintaining existing operations prior to the Acquisition Date. Following the Acquisition Date, we are adopting a more proactive investment strategy to expand capacity, enhance efficiency, and integrate advanced logistics solutions. These investments support our ability to scale operations, meet customer expectations, and enhance operational efficiency. While these expenditures may impact short-term profitability, they are essential for long-term success.

Results of Operations

Comparison of Results of Operations for the Three and Nine Months Periods ended August 31, 2025 (Successor) and August 31, 2024 (Predecessor):

	For the Three Months						For the Nine Months
	Ended August 31,						Ended August 31,
	2025		2024				2025		2024
	(Successor)		(Predecessor)		Change		(Successor)		(Predecessor)		Change
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Revenue	$633,865	100.0%	$590,375	100.0%	$43,490	7.4%	$1,956,258	100.0%	$1,814,315	100.0%	$141,943	7.8%
Cost of Revenue
Cost of service	56,974	9.0%	54,602	9.2%	2,372	4.3%	176,984	9.0%	141,665	7.8%	35,319	24.9%
Cost of labor	347,945	54.9%	330,747	56.0%	17,198	5.2%	1,085,885	55.5%	971,560	53.5%	114,325	11.8%
Fuel	94,654	14.9%	102,614	17.4%	(7,960)	(7.8)%	304,600	15.9%	318,477	17.6%	(13,877)	(4.4)%
Maintenance and repairs	63,143	10.0%	71,583	13.1%	(8,440)	(11.8)%	207,709	10.9%	216,647	11.9%	(8,938)	(4.1)%
Depreciation and amortization	64,332	10.1%	60,618	10.3%	3,714	6.1%	188,668	9.6%	180,445	9.9%	8,223	4.6%
Total cost of revenue	627,048	98.9%	620,614	105.0%	6,884	1.1%	1,963,846	100.3%	1,828,794	100.7%	135,052	7.4%

Gross Profit (Loss)	6,817	1.1%	(29,789)	(5.0)%	36,606	122.9%	(7,588)	(0.3)%	(14,479)	(0.7)%	6,891	47.6%

General and administrative expenses	151,600	23.9%	39,280	6.7%	112,320	285.9%	576,981	29.5%	108,299	6.0%	468,682	432.8%
Total operating expenses	151,600	23.9%	39,280	6.7%	112,320	285.9%	(576,981)	29.5%	108,299	6.0%	468,682	432.8%

Loss from Operations	(144,783)	(22.8)%	(69,069)	(11.7)%	(75,714)	109.6%	(584,569)	(29.8)%	(122,778)	(6.7)%	(461,791)	376.1%

Other Income (Expense)
Interest income (expense), net	2,248	0.4%	(7,236)	(1.2)%	9,484	131.1%	2,248	0.1%	(23,907)	(1.3)%	26,155	(109.4)%
Other income (expense), net	—	—%	(221)	0.0%	221	100.0%	21,285	1.1%	2,964	0.2%	18,321	618.1%
Total other income (expense), net	2,248	0.4%	(7,457)	1.2%	9,705	130.1%	23,533	1.2%	(20,943)	(1.1)%	44,476	(212.4)%

Loss before Income Tax Provision	(142,535)	(22.4)%	(76,526)	(12.9)%	(66,009)	(86.3)%	(561,036)	(28.6)%	(143,721)	(7.8)%	(417,315)	(290.4)%

Income Tax Provision (Benefit)	43,346	6.8%	—	—%	43,346	100.0%	(62,552)	(3.2)%	800	0.0%	(63,352)	(7,919.0)%
Net Loss	$(185,881)	(29.2)%	$(76,526)	(12.9)%	$(109,355)	(142.9)%	$(498,484)	(25.4)%	$(144,521)	(7.8)%	$(353,963)	244.9%

Revenue

Our revenue is structured into two main categories: (i) fixed revenue, which includes weekly service charges, branding-related reimbursements, and peak season surcharges, and (ii) activity-based revenue, which includes charges based on the number of stops, packages delivered, e-commerce orders, fuel surcharges, and other variable components.

For the three months ended August 31, 2025 (Successor), we generated total revenue of $633,865, representing an increase of $43,490, or 7.4%, compared with $590,375 for the three months ended August 31, 2024 (Predecessor). For the nine months ended August 31, 2025 (Successor), we generated total revenue of $1,956,258, representing an increase of $141,943, or 7.8%, compared with $1,814,315 for the nine months ended August 31, 2024 (Predecessor). These increases were primarily attributable to higher volume-based activity revenue, particularly from e-commerce deliveries, which offset the decline in fixed weekly service fees. This growth also reflects our ongoing improvements in operational execution, including optimized route allocation and enhanced workforce scheduling under the FedEx ISP framework.

The table below sets forth a breakdown of revenue components for the periods indicated:

	For the Three Months						For the Nine Months
	Ended August 31,						Ended August 31,
	2025		2024				2025		2024
	(Successor)		(Predecessor)		Change		(Successor)		(Predecessor)		Change
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Fixed:
Weekly service charges	$146,221	23.1%	$164,709	27.9%	$(18,488)	(11.2)%	$438,182	22.4%	$490,920	27.1%	$(52,738)	(10.7)%
Branding-related	9,423	1.5%	11,088	1.9%	(1,665)	(15.0)%	26,729	1.4%	31,108	1.7%	(4,379)	(14.1)%
Subtotal:	155,644	24.6%	175,797	29.8%	(20,153)	(11.5)%	464,911	23.8%	522,028	88.4%	(57,117)	(10.9)%
Activity-based:
Stops	102,705	16.2%	93,102	15.8%	9,603	10.3%	306,607	15.7%	287,877	15.9%	18,730	6.5%
Packages	15,795	2.5%	15,305	2.6%	490	3.2%	45,509	2.3%	47,718	2.6%	(2,209)	(4.6)%
E-Commerce	269,965	42.6%	240,583	40.8%	29,382	12.2%	836,884	42.8%	724,130	39.9%	112,754	15.6%
Large packages	19,543	3.1%	17,989	3.0%	1,554	8.6%	55,583	2.8%	49,489	2.7%	6,094	12.3%
Fuel Surcharge	69,697	11.0%	47,466	8.0%	22,231	46.8%	212,816	10.9%	153,806	8.5%	59,010	38.4%
Surge Stops	—	0.0%	—	—%	—	—%	29,983	1.5%	26,844	1.5%	3,139	11.7%
Subtotal:	477,705	75.4%	414,445	70.2%	63,260	15.3%	1,487,382	76.0%	1,289,864	71.1%	197,518	15.3%

Other Pickup and Delivery (P&D)	516	0.0%	133	0.0%	383	288.0%	3,965	0.2%	2,423	0.4%	1,542	63.6%

Total Revenue	$633,865	100.0%	$590,375	100.0%	$43,490	7.4%	$1,956,258	100.0%	$1,814,315	100.0%	$141,943	7.8%

Activity-based revenue accounted for $477,705, or 75.4% of total revenue, during the three months ended August 31, 2025, compared with $414,445, or 70.2% of total revenue, for the same period in the prior year. This increase primarily attributable to our continued focus on operational throughput under the FedEx ISP structure, driven by higher E-Commerce Stop Charge and Per-Stop Fuel Surcharge rates, resulting in a $29,382, or 12.2%, increase in E-Commerce charges and a $22,231, or 46.8%, increase in fuel surcharges. In contrast, fixed revenue, including weekly service charges and branding-related revenue, declined from $175,797 to $155,644, a decrease of $20,153, or 11.5%, primarily due to a reduction in baseline weekly compensation from $164,709 to $146,221. Pursuant to our agreement with FedEx dated October 12, 2024, our weekly fixed service fees will remain unchanged from October 2024 through January 2026.

Activity-based revenue accounted for $1,487,382, or 76.0% of total revenue, during the nine months ended August 31, 2025, compared with $1,289,864, or 71.1% of total revenue, for the same period in the prior year. This increase primarily reflected higher E-Commerce Stop Charge and Per-Stop Fuel Surcharge rates instituted by FedEx, which resulted in a $112,754, or 15.6%, increase in E-Commerce charges and a $59,010, or 38.4%, increase in fuel surcharges, as well as our continued emphasis on operational throughput under the FedEx ISP structure. Fixed revenue, including weekly service charges and branding-related revenue, declined by $57,117, or 10.9%, primarily due to reduced baseline compensation under our updated service contract.

Among all revenue categories, e-commerce deliveries and weekly service charges remained the two largest contributors to our total revenue for both the three and nine months ended August 31, 2025 (Successor) and August 31, 2024 (Predecessor).

●	E-commerce deliveries generated $269,965 in revenue during the three months ended August 31, 2025 (Successor), or 42.6% of total revenue, compared with $240,583, or 40.8%, during the three months ended August 31, 2024 (Predecessor). E-commerce deliveries generated $836,884 in revenue during the nine months ended August 31, 2025 (Successor), or 42.8% of total revenue, compared with $724,130, or 39.9%, during the nine months ended August 31, 2024 (Predecessor).The increases in both periods, $29,382, or 12.2% during the third quarter of 2025 and $112,754, or 15.6% during the nine-month period of 2025, were primarily driven by increased standard pricing, sustained residential delivery demand and route density improvements within our assigned FedEx service areas. E-commerce deliveries represented the largest revenue component in both periods.
●	Weekly service charges totaled $146,221, or 23.1% of total revenue, for the three months ended August 31, 2025 (Successor), compared with $164,709, or 27.9%, during the three months ended August 31, 2024 (Predecessor), and totaled $438,182, or 22.4% of total revenue, for the nine months ended August 31, 2025 (Successor), compared with $490,920, or 27.1%, during the nine months ended August 31, 2024 (Predecessor). The declines of $18,488, or 11.2% during the third quarter of 2025, and

$52,738, or 10.7% during the nine-month period of 2025, respectively, were primarily attributable to the decrease in the baseline contractual rates under our updated ISP agreement with FedEx. Although the dollar amounts decreased, these fixed service charges continued to provide a stable recurring revenue base that provided some predictability in our operating model. Our weekly service charges are expected to remain stable through January 2026.

Cost of Revenue

The table below summarizes the total cost of revenue and its components for the interim periods presented:

	For the Three Months						For the Nine Months
	Ended August 31,						Ended August 31,
	2025		2024				2025		2024
	(Successor)		(Predecessor)		Change		(Successor)		(Predecessor)		Change
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Cost of service	$56,974	9.1%	$54,602	8.8%	$2,372	4.3%	$176,984	9.0%	$141,665	7.7%	$35,319	24.9%
Cost of Labor	347,945	55.5%	330,747	53.4%	17,198	5.2%	1,085,885	55.3%	971,560	53.2%	114,325	11.8%
Fuel	94,654	15.1%	102,614	16.6%	(7,960)	(7.8)%	304,600	15.5%	318,477	17.4%	(13,877)	(4.4)%
Maintenance and repairs	63,143	10.0%	71,583	11.5%	(8,440)	(11.8)%	207,709	10.6%	216,647	11.8%	(8,938)	(4.1)%
Depreciation and amortization	64,332	10.3%	60,618	9.7%	3,714	6.1%	188,668	9.6%	180,445	9.9%	8,223	4.6%
Total Cost of Revenue	$627,048	100.0%	$620,164	100.0%	$6,884	1.1%	$1,963,846	100.0%	$1,828,794	100.0%	$135,052	7.4%

For the three months ended August 31, 2025 (Successor), our cost of revenue was $627,048, or 98.9% of total revenue, compared with $620,164, or 105.0%, for the three months ended August 31, 2024 (Predecessor). Cost of revenue was nominally higher in the 2025 period versus the comparable 2024 period due primarily to higher labor costs, partially offset by lower fuel prices and maintenance and repair fees, but were sufficiently well controlled to generate a first time gross profit.

For the nine months ended August 31, 2025 (Successor), our cost of revenue was $1,963,846, or 100.3% of total revenue, compared with $1,828,794, or 100.7%, for the nine months ended August 31, 2024 (Predecessor), representing an increase of $135,052, or 7.4%. This increase was mainly driven by higher labor and service costs.

The cost of revenue consists of labor, fuel, depreciation and amortization, service and maintenance related expenses. Each component of our cost of revenue impacted the overall cost structure during the three and nine months ended August 31, 2025 (Successor) and the three months and nine months ended August 31, 2024 (Predecessor), as discussed below:

●	Service: Service expenses totaled $56,974, or 9.1% of total cost of revenue, during the three months ended August 31, 2025 (Successor), compared with $54,602 during the three months ended August 31, 2024 (Predecessor). For the nine months ended August 31, 2025 (Successor) and August 31, 2024 (Predecessor), service expenses totaled $176,984, or 9.0% of total cost of revenue, and $141,665 or 7.7% of total cost of revenue respectively. These increases were primarily attributable to higher insurance premiums and technology-related upgrades, including route management software and the replacement and data usage of handheld scanner devices.
●	Labor: Labor expenses remained the largest component of our costs of revenue, totaling $347,945, or 55.5% during the three months ended August 31, 2025 (Successor), an increase of $17,198, or 5.2%, compared with the three months ended August 31, 2024 (Predecessor). Labor expenses for the nine months ended August 31, 2025 (Successor) totaled $1,085,885, or 55.3% of total cost of revenues, compared with $971,560, or 53.2%, of total cost of revenues for the nine months ended August 31, 2024 (Predecessor). These increases reflected higher service volume and staffing adjustments driven by increased activity-based service.
●	Maintenance and Repair: Maintenance and repair expense decreased by $8,440, or 11.8%, to $63,143 during the three months ended August 31, 2025 (Successor), compared with $71,583 for the three months ended August 31, 2024 (Predecessor). This decrease occurred primarily as a result of route and scheduling improvements achieved since the Acquisition Date, as well as enhanced “gentle driving” training and performance-based incentives that encourage drivers to properly maintain their vehicles. Maintenance and repair expense decreased by $8,938, or 4.1% to $207,709 during the nine months ended August 31, 2025 (Successor), compared with $216,647 for the nine months ended August 31, 2024 (Predecessor). Maintenance and repair expense reflected higher deferred maintenance activities performed during the JAR post-acquisition period in the first fiscal quarter of 2025, partially offset by decreased daily maintenance expenditures in the second and third fiscal quarters of 2025.
●	Depreciation and Amortization: Depreciation and amortization expenses totaled $64,332 during the three months ended August 31, 2025 (Successor), an increase of $3,714, or 6.1%, over the comparable Predecessor period. For the nine months ended August 31, 2025 (Successor), depreciation and amortization expense totaled $188,668, up $8,223 or 4.6%, over the comparable Predecessor period. Amortization of intangible assets, which we recorded after the JAR acquisition, accounted for the increase while depreciation remained relatively unchanged.
●	Fuel: Fuel expense decreased by $7,960, or 7.8%, to $94,654 for the three months ended August 31, 2025 (Successor). The decrease of fuel, compared with the activity-based increase of revenue, was primarily driven by improved route planning and enhanced driver operations, which contributed to more efficient fuel utilization and lower average mileage per route, and the introduction of new electric trucks into operations beginning this fiscal quarter. For the nine months ended August 31, 2025 (Successor), fuel expense decreased by $13,877, or 4.4%, to $304,600 primarily due to improved energy management and route planning over the comparable Predecessor period.

Gross Profit (Loss)

For the three months ended August 31, 2025 (Successor), we recorded our first gross profit of $6,817, or 1.1% of total revenue, compared with a gross loss of $29,789, or (5.0)%, for the three months ended August 31, 2024 (Predecessor). The increase of $36,606 was primarily driven by increased revenue.

For the nine months ended August 31, 2025 (Successor), we recorded a gross loss of $7,588, or (0.3)% of total revenue, compared with a gross loss of $14,479, or (0.7)% of total revenue for the nine months ended August 31, 2024 (Predecessor). The increase of $6,891 was primarily driven by an increase in revenue.

General and Administrative Expenses

The following table sets forth the breakdown of our general and administrative expenses for the periods presented.

	For the Three Months						For the Nine Months
	Ended August 31,						Ended August 31,
	2025		2024				2025		2024
	(Successor)		(Predecessor)		Change		(Successor)		(Predecessor)		Change
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
General and administrative expenses
Professional fees	$53,449	35.3%	$22,390	57.0%	$31,059	138.7%	$314,655	54.5%	$66,978	61.8%	$247,677	369.8%
Payroll Expense	76,853	50.7%	—	—%	76,853	100.0%	228,542	39.6%	—	—%	228,542	100.0%
Others	21,298	14.0%	16,890	43.0%	4,408	26.1%	33,784	5.9%	41,321	38.2%	(7,537)	(18.2)%
Total general and administrative expenses	$151,600	100.0%	$39,280	100.0%	$112,320	285.9%	$576,981	100.0%	$108,299	100.0%	$468,682	432.8%

For the three months ended August 31, 2025 (Successor), general and administrative expenses were $151,600, compared with $39,280 for the three months ended August 31, 2024 (Predecessor), representing an increase of $112,320, or 285.9%. The current period included $53,449 in legal and accounting fees, primarily for audit services, financial reporting, and regulatory compliance related to our successful IPO and subsequent status as a public company. We also recorded $76,853 in payroll expenses associated with personnel supporting corporate governance, internal controls, and administrative operations that were not incurred in the comparable Predecessor period. Other categories, such as systems support and general office expenses, remained stable relative to the current operational scope.

For the nine months ended August 31, 2025 (Successor), general and administrative expenses were $576,981, compared with $108,299 for the nine months ended August 31, 2024 (Predecessor), representing an increase of $468,682, or 432.8%. The current period included $314,655 in legal and accounting fees, primarily for audit services, financial reporting, and regulatory compliance related to the JAR acquisition. We also recorded $228,542 in payroll expenses associated with personnel supporting corporate governance, internal controls, and administrative operations that were not incurred in the comparable Predecessor period. Other categories, such as systems support and general office expenses, remained stable relative to the current operational scope.

Other Income (Expenses)

Interest income (expense), net

Interest income was $2,248 for the three and nine months ended August 31, 2025 (Successor), compared with an interest expense of $7,236 and $23,907, respectively, for the three and nine months ended August 31, 2024 (Predecessor). This improvement was primarily attributable to investing the proceeds from the IPO and that we assumed no debt obligations as part of the JAR acquisition and therefore incurred no interest expense.

Other Income (expense), net

Other income (expense), net for the three months ended August 31, 2025 (Successor) was nil and was insignificant for the three months ended August 31, 2024 (Predecessor). Other income, net for the nine months ended August 31, 2025 (Successor) was $21,285, compared with $2,964 for the nine months ended August 31, 2024 (Predecessor), Other income, net recorded in the nine months period of 2025 consisted mainly of net commission income during the effective periods of stock purchase agreements with two independent last-mile delivery service providers. On January 18, 2025, we entered into separate stock purchase agreements with two last-mile delivery service providers, Wandun Enterprise Inc (“Wandun”) and WJ Management Inc (“WJ”), along with all of their respective stockholders, to acquire the 100% equity interest in each company. The purchases became effective on February 7, 2025 and were terminated on March 28, 2025. The terminations were primarily driven by the fact that, following our assumption of operational control, the financial performance of the target businesses did not meet our expectations. The income we earned under these agreements during the time they were in force was recognized as other income.

Income Tax Provision

Our income tax provision was $43,346 for the three months ended August 31, 2025 (Successor), compared with an income tax provision of $0 for the three months ended August 31, 2024 (Predecessor) due to the tax provision adjustment in Q3 2025 related to nondeductible IPO-related costs.

We recorded a tax benefit of $62,552, for the nine months ended August 31, 2025 (Successor), compared with a provision of $800 for the nine months ended August 31, 2024 (Predecessor). The realization of a tax benefit was mainly driven by the loss before income taxes we incurred during the nine months ended August 31, 2025 (Successor).

Net Loss

As a result of the above factors, for the three months ended August 31, 2025 (Successor), we reported a net loss of $185,881, compared with a net loss for the three months ended August 31, 2024 (Predecessor) of $76,526. For the nine months ended August 31, 2025 (Successor), we reported a net loss of $498,484, compared with a net loss for the nine months ended August 31, 2024 (Predecessor) of $144,521.

Cash Flows for the Nine Months ended August 31, 2025(Successor) and August 31, 2024(Predecessor)

The following table summarizes our cash flows for the periods presented:

	Successor	Predecessor
	For the Nine Months	For the Nine Months
	Ended August 31, 2025	Ended August 31, 2024
Net cash (used in) provided by operating activities	$(640,210)	$157,921
Net cash used in investing activities	(79,908)	—
Net cash provided by (used in) financing activities	14,103,098	(165,878)
Net increase (decrease) in cash	$13,382,980	$(7,957)

Operating Activities

Net cash used in operations was $640,210 for the nine months ended August 31, 2025 (Successor) compared with net cash provided by operations of $157,921 during the nine months ended August 31, 2024 (Predecessor). The change was primarily due to the increase in net loss, the reduction in our tax benefit as the result of incurring an income tax provision in the third fiscal quarter, and a reduction in accounts payable as we paid the remaining costs related to our IPO.

Investing Activities

Net cash used in investing activities was $79,908 for the nine months ended August 31, 2025 (Successor) due to the purchase of new electronic delivery vehicles.

Financing Activities

Net cash provided by financing activities of $14,103,098 for the nine months ended August 31, 2025 (Successor), was mainly contributed by the proceeds from our IPO.

Net cash used in financing activities amounted to $165,878 for the nine months ended August 31, 2024 (Predecessor), mainly consisted of repayments of long-term borrowings of $176,335.

Contractual Obligations and Other Commitments

We have no long-term fixed contractual obligations or commitments as of August 31, 2025.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows since inception. For the nine months ended August 31, 2025, we reported a net loss of $0.5 million and used $0.6 million of cash in operating activities. As of August 31, 2025, we had an accumulated deficit of $0.8 million. On August 20, 2025, we completed our initial public offering (“IPO”) resulting in net proceeds of approximately $13.7 million, after deducting underwriting discounts and commissions and offering expenses payable by us. Management believes that the current cash, including the net proceeds from the IPO, will be sufficient to fund its operating and capital expenditure requirements in excess of the next 12 months from the issuance date of these financial statements.

In February 2025, we obtained two separate $2.0 million revolving credit facilities from major stockholders providing an additional liquidity buffer of $4.0 million (see Note 12(f)). Borrowings under these facilities are repayable at the end of the 24-month term but may be extended for an additional 12 month term. As of August 31, 2025, we had not drawn under these revolving credit facilities.

Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and amount of cash received from customers, the expansion of sales and marketing activities, the timing and cost of new service efforts, and the success of its efforts to expand business with its current client and to acquire additional businesses. We may require additional equity or debt financing to fund its future operations. There can be no assurance that such financing will be available on acceptable terms, or at all. If we are unable to raise additional capital when needed, it could be forced to delay, reduce, or eliminate its research and development programs or future commercialization efforts, which could adversely affect its business prospects.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with the accounting principles generally accepted in the U.S. (“U.S. GAAP”), which require us to make judgments, estimates, and assumptions that affect our reported amount of assets, liabilities, revenue, costs and expenses, and any related disclosures. Although there were no material changes made to the accounting estimates and assumptions in the past fiscal year, we continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates.

As of the date of this quarterly report, there have been no material changes to our critical accounting policies as discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our registration statement on Form S-1 (File No. 333-286965), as amended, which was initially filed with the SEC on May 5, 2025 and declared effective by the SEC on August 20, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that no controls and procedures, no matter how well designed and operated, can provide absolute assurance of achieving the desired control objectives.

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2025 and identified a material weakness in our internal control over financial reporting and other control deficiencies as of August 31, 2025. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified to date relate to the Company’s lack of an internal review function to monitor the control execution, which may lead to material audit adjustments to the financial statements.

Following the identification of this material weakness, we plan to take remedial measures including (i) setting up additional financial procedures and entity-level controls as well as engaging an external consulting firm as necessary to assist us with the assessment of Sarbanes-Oxley compliance requirements and improvement of overall internal control; and (ii) appointing independent directors and strengthening corporate governance.

Specifically, we have assembled a core finance team consisting of a chief financial officer and a financial controller, both of whom possess deep expertise in U.S. GAAP and rich experience in accounting for U.S. public companies. In parallel, the Company’s finance team is also in the process of developing and implementing financial procedures and entity-level controls designed to achieve and maintain effective internal control over financial reporting. These efforts include the design and execution of robust financial closing policies and procedures, as well as the institution of an effective internal review process. To further strengthen our financial reporting function and control framework, the Company plans to implement additional remedial measures as necessary, including (i) enhancing U.S. GAAP accounting and financial reporting training for its accounting and financial reporting personnel; (ii) hiring more qualified accounting personnel with relevant U.S. GAAP and SEC reporting experience, and (iii) engaging an external consulting firm to assist our assessment of Sarbanes-Oxley compliance requirements and improvement of our overall internal control.

In addition, Mr. Francis A. Braun III, one of our three independent directors, is a recently retired partner from a major independent accounting firm with significant experience in finance, accounting, and corporate governance. Another independent director, Mr. Ninoslav Vasic also has multiple years of experience in financial planning and analysis, business process management, and financial management. Our board of directors has also determined that both Mr. Francis A. Braun III and Mr. Ninoslav Vasic qualify as audit committee financial experts within the meaning of the SEC rules or possess financial sophistication within the meaning of the Nasdaq listing rules.

However, the implementation of these measures may not fully address the material weakness in our internal control over financial reporting. Our failure to correct the material weakness or our failure to discover and address any other material weaknesses or control deficiencies could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. As a result, our business, financial condition, results of operations, and prospects, as well as the trading price of our Class A common stock, may be materially and adversely affected. Moreover, ineffective internal control over financial reporting significantly hinders our ability to prevent fraud.

Internal Control Over Financial Reporting

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended August 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Elite Express Holding Inc.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In February 2025, Pablo Aguero (a former employee of JAR, our subsidiary) filed a workers’ compensation claim with the California Workers’ Compensation Appeals Board (WCAB Case No: ADJ20520242). This claim relates to his employment in or around May 2023, prior to our acquisition of JAR. While the WCAB filing does not specify a monetary demand, Pablo Aguero previously issued a pre-litigation demand letter asserting claims totaling approximately $46,600. Pursuant to the terms of the stock purchase agreement for the acquisition of JAR, liabilities arising from pre-closing employment matters remain the responsibility of the sellers. Accordingly, the claim is currently being handled by the sellers and legal counsel designated by JAR’s employment practices liability insurance carrier. We have requested their assistance in responding to subpoenas issued in connection with the WCAB proceeding, which seek personnel and payroll records related to Pablo Aguero, and they are currently in the process of providing the requested documents. Based on the information available to date, the Company does not anticipate that the outcome of this proceeding will have a material impact on our business or financial condition.

In June 2025, Rafael Perez Linarez (a former employee of JAR, our subsidiary) filed a workers’ compensation claim with the California Workers’ Compensation Appeals Board (WCAB Case No: unassigned). This claim relates to his employment from around July 2020 to June 2022, prior to our acquisition of JAR. Pursuant to the terms of the stock purchase agreement for the acquisition of JAR, liabilities arising from pre-closing employment matters remain the responsibility of the sellers.

In June 2025, Elma Asusena Oliveros filed a workers’ compensation claim with the California Workers’ Compensation Appeals Board (WCAB Case No: ADJ21112337). This claim relates to her employment from around May 2025. As of the date of this report, this matter has been referred to our workers’ compensation insurance carrier and no cost estimates are currently available.

In July 2025, Joseph McNeal (a former employee of JAR, our subsidiary) filed a workers’ compensation claim with the California Workers’ Compensation Appeals Board (WCAB Case No: ADJ21061503). This claim relates to his employment from October 2024 to April 2025. The Company had responded related subpoenas. No cost estimates are currently available.

From time to time, we may become a party to various other legal or administrative proceedings arising in the ordinary course of our business, including actions with respect to intellectual property infringement, breach of contract, and labor and employment claims. We are currently not a party to any material lawsuits, and we are not aware of any threats of lawsuits against us that are anticipated to have a major impact on our business. Litigation or any other legal or administrative proceeding, regardless of the outcome, is likely to result in substantial cost and diversion of resources, including the management’s time and attention.

Item 1A. Risk Factors

The financial soundness of financial institutions with which we place our cash and cash equivalents could affect our financial conditions, business and result of operations.

As of August 31, 2025 and November 30, 2024, $7 million and $0, respectively, of the Company’s cash was deposited in U.S. dollar accounts in financial institutions in Hong Kong. Per Hong Kong regulations, bank deposits may be insured by up to HKD 800,000 (approximately $102,560) for each financial institution. The Company’s total uninsured cash held in Bank of China (Hong Kong) Limited, amounted to approximately $6.9 million and $0 as of August 31, 2025 and November 30, 2024, respectively. As of the date of this quarterly report, the Company has not experienced any losses in such accounts.

However, because the Company does not otherwise conduct business operations in Hong Kong, the placement of a substantial portion of its cash in that jurisdiction exposes it to additional risks associated with the political, legal, and economic environment of a foreign country. These include risks arising from potential changes in Hong Kong’s financial system, banking regulations, capital controls, or its relationship with the People’s Republic of China, as well as the possible impact of international sanctions, foreign exchange restrictions, or governmental interventions. In the event of adverse political developments, sovereign actions, or a deterioration in the financial condition of the relevant institutions, the Company may experience delays or difficulties in accessing its funds, or incur losses that are not covered by deposit insurance. Any such events could materially and adversely affect the Company’s liquidity, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following “Use of Proceeds” information relates to the registration statement on Form S-1, as amended (File Number 333-286965), for our IPO, which was declared effective by the SEC on August 20, 2025. On August 22, 2025, we completed our IPO, in which we registered, issued and sold an aggregate of 3,800,000 shares of Class A Common Stock, at a public offering price of $4.00 per share for gross proceeds of approximately $15.2 million. Dominari Securities LLC was the representative of the underwriters of our IPO.

We incurred approximately $1,482,060 in expenses in connection with our IPO, which included approximately $1,064,000 in underwriting discounts, approximately $152,000 in non-accountable expenses paid to the underwriters, and approximately $266,060 in other expenses. None of the transaction expenses included payments to directors or officers of our Company or their associates, persons owning more than 10% or more of our equity securities or our affiliates. None of the net proceeds we received from the IPO were paid, directly or indirectly, to any of our directors or officers or their associates, persons owning 10% or more of our equity securities or our affiliates.

The net proceeds raised from the IPO were approximately $13.7 million, after deducting underwriting discounts and the offering expenses payable by us. As of the date of this report, we have used approximately $0.4 million from the net proceeds for working capital. We intend to use the remaining proceeds from our IPO largely in the manner disclosed in our registration statement on Form S-1, as amended (File Number 333-286965).

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed as part of this quarterly report on Form 10-Q.

Index to Exhibits

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	S-1	333-286965	3.1	May 5, 2025

3.2	Amended and Restated Bylaws	S-1	333-286965	3.2	May 5, 2025

4.1	Specimen Stock Certificate	S-1	333-286965	4.1	May 5, 2025

10.1	Employment Agreement dated January 7, 2025 by and between Yidan Chen, the Registrant’s CEO, and the Registrant	S-1	333-286965	10.1	May 5, 2025

10.2	Employment Agreement dated November 1, 2024 by and between Robert Cook, the Registrant’s CFO, and the Registrant	S-1	333-286965	10.2	May 5, 2025

10.3	Form of Indemnification Agreement by and between the Registrant’s directors or officers and the Registrant	S-1	333-286965	10.3	May 5, 2025

10.4	Director Offer Letter dated June 29, 2024 by and between Huan Liu, the Registrant’s chairman of the board of directors, and the Registrant	S-1	333-286965	10.4	May 5, 2025

10.5	Director Offer Letter dated January 23, 2025 by and between Francis A. Braun III, the Registrant’s director, and the Registrant	S-1	333-286965	10.5	May 5, 2025

10.6	Director Offer Letter dated January 22, 2025 by and between Ninoslav Vasic, the Registrant’s director, and the Registrant	S-1	333-286965	10.6	May 5, 2025

10.7	Director Offer Letter dated December 10, 2024 by and between Adam Eilenberg, the Registrant’s director, and the Registrant	S-1	333-286965	10.7	May 5, 2025

10.8	Director Offer Letter dated January 7, 2025 by and between Yidan Chen, the Registrant’s director, and the Registrant	S-1	333-286965	10.8	May 5, 2025

10.9	Independent Service Provider Agreement by and between FedEx and the Registrant, dated October 12, 2024	S-1	333-286965	10.9	May 5, 2025

10.10	Consulting Agreement by and between WJ Management Inc and the Registrant, dated September 16, 2024, amended on January 14, 2025	S-1	333-286965	10.10	May 5, 2025

10.11	Commission Fee Agreement by and between WJ Management Inc and the Registrant, dated September 16, 2024	S-1	333-286965	10.11	May 5, 2025

10.12	Stock purchase agreement by and among JAR, JAR stockholders and the Registrant, dated September 16, 2024, as amended on November 1, 2024 and November 22, 2024	S-1	333-286965	10.12	May 5, 2025

10.13	Revolving Line of Credit Agreement by and between Eternal Blessing Holdings Limited and the Registrant, dated February 4, 2025	S-1	333-286965	10.13	May 5, 2025

10.14	Revolving Line of Credit Agreement by and between Centruion Tech Holdings Limited and the Registrant, dated February 4, 2025	S-1	333-286965	10.14	May 5, 2025

10.15	Secured Loan Agreement by and between JAR and Mr. Raymond June, dated November 20, 2023	S-1	333-286965	10.15	May 5, 2025

10.16	Promissory Note issued by the Registrant, dated March 31, 2025	S-1	333-286965	10.16	May 5, 2025

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

*In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: October 14, 2025

Elite Express Holding Inc.

By:	/s/ Yidan Chen
Yidan Chen
Chief Executive Officer, President and Director