Form 10-K/A
period 2025-11-30
Elite Express Holding Inc.
filed 2026-03-18
CIK 2053641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

Elite Express Holding Inc. (together with its subsidiaries, the “Company” sometimes referred to as “we”, “us” or “our”) is filing this Amendment No. 1 (“Amendment No. 1” or “Form 10-K/A”) to its Annual Report on Form 10-K for the period ended November 30, 2025, originally filed on February 27, 2026 (the “Original Form 10-K”), solely to include Exhibit 97.1 to the Form 10-K/A, the Elite Express Holding Inc. Incentive Compensation Recovery Policy adopted on May 2, 2025, which was inadvertently omitted. There are no other changes to the Original Form 10-K.

This Form 10-K/A speaks as of the original filing date of the Original Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of those certifications have been omitted.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(3) The following documents are filed as part of this Form 10-K/A:

Exhibit Number	Description
*31.1	Rule 13a-14(a) Certification by Principal Executive Officer.(a) Certification by Principal Executive Officer.

*31.2	Rule 13a-14(a) Certification by Principal Financial Officer.

*97.1	Elite Express Holding Inc. Incentive Compensation Recovery Policy adopted on May 2, 2025

*101.SCH	Inline XBRL Taxonomy Extension Schema Document.

*101.LAB	Inline XBRL Extension Labels Linkbase Document.

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*              — Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 17, 2026

Elite Express Holding Inc.

By:	/s/ Yidan Chen
Yidan Chen
Chief Executive Officer, President, Director and Chief Financial Officer