Form 10-Q
period 2026-02-28
Elite Express Holding Inc.
filed 2026-04-13
CIK 2053641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

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

As of April 13, 2026, there were 16,716,672 shares of common stock, consisting of (i) 12,550,005 shares of Class A common stock, par value $0.000001 per share, and (ii) 4,166,667 shares of Class B common stock, par value $0.000001 per share, outstanding.

Elite Express Holding Inc.

Form 10-Q

For the Quarterly Period Ended February 28, 2026

i

Elite Express Holding Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ELITE EXPRESS HOLDING INC. & ITS SUBSIDIARY

(Unaudited) CONDENSED CONSOLIDATED BALANCE SHEETS

	As of February 28,	As of November 30,
	2026	2025
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,065	$1,308,529
Accounts receivable	84,411	72,582
Loans receivable	9,949,811	9,999,811
Prepaid D&O insurance	66,894	102,443
Prepaid expenses and other current assets	1,868,232	898,191
TOTAL CURRENT ASSETS	12,037,413	12,381,556
NON-CURRENT ASSETS:
Plant and equipment	170,697	167,008
Intangible assets	473,800	487,600
Goodwill	668,858	668,858
TOTAL ASSETS	$13,350,768	$13,705,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$38,625	$20,918
Insurance premium financing payable	36,063	71,470
Tax payable	4,000	2,400
Other payables and other current liabilities	190,317	418,367
TOTAL CURRENT LIABILITIES	269,005	513,155
NONCURRENT LIABILITY:

TOTAL LIABILITIES	269,005	513,155

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.000001 par value, 1,000,000,000 shares authorized; 16,716,672 shares issued and outstanding as of February 28, 2026, and November 30, 2025, including: *
Class A common stock, $0.000001 par value - 900,000,000 shares authorized; 12,550,005 shares issued and outstanding as of February 28, 2026, and November 30, 2025	13	13
Class B common stock, $0.000001 par value - 100,000,000 shares authorized, 4,166,667 shares issued and outstanding	4	4
Additional paid-in capital	15,686,846	15,686,846
Accumulated deficit	(2,605,100)	(2,494,996)
TOTAL STOCKHOLDERS’ EQUITY	13,081,763	13,191,867

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,350,768	$13,705,022

*Retrospectively adjusted for the reverse split of the Company’s common stock at a ratio of 1-for-6, which took effect on December 23, 2024 (the “Reverse Stock Split”). See also Note 12.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE EXPRESS HOLDING INC. & ITS SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	February 28,
	2026	2025
REVENUE	$805,298	$692,143

COST OF REVENUE
Cost of service	91,255	70,159
Cost of labor	386,961	390,808
Depreciation and amortization	16,528	62,168
Fuel	105,109	107,913
Maintenance and repairs	48,080	93,502
Total cost of revenue	647,933	724,550

GROSS PROFIT (LOSS)	157,365	(32,407)

OPERATING EXPENSES
General and administrative expenses	464,606	283,619
Total operating expenses	464,606	283,619

LOSS FROM OPERATIONS	(307,241)	(316,026)

OTHER INCOME
Interest income, net	198,737	—
Other income, net	—	4,729
Total other income, net	198,737	4,729

LOSS BEFORE INCOME TAX PROVISION (BENEFIT)	(108,504)	(311,297)

Income tax expense (benefit)	1,600	(106,298)

NET LOSS	$(110,104)	$(204,999)

Loss per common share - basic and diluted	$(0.01)	$(0.02)
Weighted average shares - basic and diluted*	16,716,672	16,916,667

*Retrospectively adjusted for the reverse split of the Company’s common stock at a ratio of 1-for-6, which took effect on December 23, 2024 (the “Reverse Stock Split”). See Note 12.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELITE EXPRESS HOLDING INC. & ITS SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026 AND 2025

	Common Stock*
	Class A		Class B		Additional		Total
	Common		Common		paid-in	Accumulated	Stockholders’
	stock	Amount	stock	Amount	capital	Deficit	Equity
Balance, November 30, 2024	8,750,005	$9	4,166,667	$4	$1,684,988	$(309,009)	$1,375,992
Capital Contributions from a stockholder	—	—	—	—	300,000	—	300,000
Net loss for the period	—	—	—	—	—	(204,999)	(204,999)
Balance, February 28, 2025	8,750,005	$9	4,166,667	$4	$1,984,988	$(514,008)	$1,470,993

*Retrospectively adjusted for the reverse split of the Company’s common stock at a ratio of 1-for-6, which took effect on December 23, 2024 (the “Reverse Stock Split”). See Note 12.

	Common Stock
	Class A		Class B		Additional		Total
	Common		Common		paid-in	Accumulated	Stockholders’
	stock	Amount	stock	Amount	capital	Deficit	Equity
Balance, November 30, 2025	12,550,005	$13	4,166,667	$4	$15,686,846	$(2,494,996)	$13,191,867
Net loss for the period	—	—	—	—	—	(110,104)	(110,104)
Balance, February 28, 2026	12,550,005	$13	4,166,667	$4	$15,686,846	$(2,605,100)	$13,081,763

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE EXPRESS HOLDING INC. & ITS SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	February 28,
	2026	2025
Cash flows from operating activities:
Net loss	$(110,104)	$(204,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	13,800	13,800
Depreciation of plant and equipment	2,728	48,368
Accrued interest income	(199,830)	—
Deferred tax benefit	—	(106,698)
Accrued current income tax expense	1,600	—
Changes in operating assets and liabilities:
(Decrease) increase in accounts receivable	(11,829)	8,242
Decrease in prepaid D&O insurance	35,549	—
Increase in prepaid expenses and other current assets	(770,211)	(187,394)
(Decrease) increase in accounts payable	17,707	(2,727)
(Decrease) increase in other payables and other current liabilities	(228,049)	134,317
Net cash used in operating activities	(1,248,639)	(297,091)
Cash flows from investing activities:
Purchase of plant and equipment	(6,418)	—
Repayments from loans to non-related companies	50,000	—
Net cash provided by investing activities	43,582	—
Cash flows from financing activities:
Capital contributions from stockholders	—	300,000
Repayment of borrowings from related parties	—	(5,000)
Repayment to premium finance	(35,407)	—
Net cash provided by (used in) financing activities	(35,407)	295,000

Net decrease in cash	(1,240,464)	(2,091)
Cash, beginning of period	1,308,529	170,157
Cash, end of period	$68,065	$168,066

Supplemental cash flow information
Cash paid for interest	1,097	—

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

Principles of Consolidation

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

Accounts receivable represent amounts due to the Company upon the completion of performance obligations for last-mile delivery services. Revenue is recognized in accordance with the Company’s revenue recognition policy, as verified by the Weekly Independent Service Provider Charge Statement. Payments are typically received within two days of invoicing, and the Company does not extend credit or maintain significant outstanding receivables. The Company reviews the accounts receivable on a periodic basis and makes allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including historical losses, the age of the receivable balance, the customer’s historical payment patterns, its current credit-worthiness and financial condition, and current market conditions and economic trends. Accounts are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of February 28, 2026 and November 30, 2025, no allowance for credit losses was recorded, as all outstanding balances were considered fully collectible.

Plant and equipment

Plant and equipment is stated at cost less accumulated depreciation and impairment charges, if any. Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Depreciation is calculated primarily based on the straight-line method over the estimated useful lives of the assets:

Categories	Estimated useful life
Vehicles	5 years

Impairment of Long-lived Assets

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If an impairment indicator is present, the Company evaluates recoverability by comparing the carrying amount of the asset group to the sum of the undiscounted expected future cash flow over the remaining useful life of the asset group. If the carrying amount exceeds the recoverable amount, an impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset. The Company estimates fair value using the expected future cash flows discounted at a rate consistent with the risks associated with the recovery of the assets. Based on the above analysis, no impairment loss was recognized for the three months ended February 28, 2026 and 2025.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash equivalents, accounts receivable, loans receivable, and other current assets, accounts payable, due to a related party, loans payable, other payables and other current liabilities, approximate the fair value of the respective assets and liabilities as of February 28, 2026 and November 30, 2025, based upon the short-term nature of the assets and liabilities.

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

The Company tests goodwill and intangible assets that are not subject to amortization for impairment annually on November 30, and the Company’s goodwill impairment review involves the following steps: 1) qualitative assessment – evaluate qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The factors the Company considers include, but are not limited to, macroeconomic conditions, industry and market considerations, cost factors, financial performance, and events specific to that reporting unit. If, or when, the Company determines it is more likely than not that the fair value of a reporting unit is less than the carrying amount, including goodwill, the Company would then change to the quantitative method; 2) quantitative method –the Company performs the quantitative fair value test by comparing the fair value of a reporting unit with its carrying amount and an impairment charge is measured as the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company has one reporting unit. Impairment is measured as the amount by which the carrying amount of the reporting unit exceeds its fair value, not to exceed the carrying value of goodwill. No impairment of goodwill was recorded for the three months ended February 28, 2026 and 2025.

The Company’s intangible asset consists of the customer relationship acquired as part of the JAR Acquisition. The asset is amortized on a straight-line basis over the estimated useful life, as outlined below:

Categories	Estimated useful life
Customer Relationship	10 years

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

Concentration of Credit Risk

The Company is exposed to a concentration of credit risk due to its reliance on a single customer, FedEx, which accounted for 100% of the Company’s revenue for all periods presented in this report. Accounts receivable are unsecured and derived from revenue earned under the Company’s ISP Agreement with FedEx. The Company’s accounts receivable are typically collected within two days of invoicing, and no allowance for credit loss was recorded as of February 28, 2026 and November 30, 2025. The Company’s reliance on FedEx represents a significant concentration of revenue and accounts receivable. This concentration reflects the Company’s business model as an exclusive service provider to FedEx under its ISP Agreement.

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

Loss per share

The Company computes loss per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three months ended February 28, 2026 and 2025, there were no dilutive shares outstanding.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendment provides (1) all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets and (2) entities other than public business entities with an accounting policy election to consider collection activity after the balance sheet date when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This guidance is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the above new accounting pronouncements or guidance on the combined financial statements.

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

In December 2025, the FASB issued ASU 2025-10 – Accounting for Government Grants Received by Business Entities (“ASU 2025-10”), to establish guidance on the recognition, measurement, and presentation of government grants received by business entities. ASU 2025-10 is effective for annual periods beginning after December 15, 2028 (year ending December 31, 2029 for the Company). The Company is currently evaluating the impact the adoption of ASU 2025-10 will have on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11—Interim Reporting (Topic 270): Narrow Scope Improvements, which clarifies the current requirements under Topic 270. The ASU provides a comprehensive list of required interim disclosures and requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for public entities for interim periods in fiscal years beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the impact the standard will have to the consolidated financial statements and related disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

NOTE 3 —  ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	As of February 28,	As of November 30,
	2026	2025
	(Unaudited)	(Audited)
Accounts receivable	$84,411	$72,582

As of the issuance date of this report, the February 28, 2026, and November 30, 2025, accounts receivable balances have been fully collected.

NOTE 4 — LOANS RECEIVABLE

Loans receivable consists of the following:

	As of February 28,	As of November 30,
	2026	2025
	(Unaudited)	(Audited)
Working funds to third party companies-principal	$9,949,811	$9,999,811
Loans receivable	$9,949,811	$9,999,811

During fiscal 2025, the Company entered into short-term loan agreements with five unrelated third parties, in an aggregate principal amount of $9,999,811, each bearing interest at an annual rate of 8% and maturing in May 2026. Each loan is secured by an irrevocable personal unlimited joint and several liability guarantee provided by the shareholders or chief executive officers of the respective borrowers. The loans were made to earn interest income on the net proceeds from the Company's IPO prior to their deployment for the purposes described in the Company's prospectus (see Item 2 of Part II).

As of February 28, 2026, the aggregate outstanding balance of loans receivable, including accrued interest, was $10,328,950. Management has evaluated the collectability of the loans receivable and determined that no allowance for credit losses was necessary as of February 28, 2026.

The Company collected $50,000 of the outstanding balance on February 13, 2026. Subsequent to the balance sheet date, the Company collected $100,000 of the outstanding balance on March 16, 2026. The remaining principal balance of $9,849,811 is expected to be collected at maturity in May 2026.

NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	As of February 28,	As of November 30,
	2026	2025
	(Unaudited)	(Audited)
Other prepaid insurance	$17,178	$1,803
Professional services	890,150	167,067
Prepayment for R&D service	500,000	500,000
Interest accrued	379,139	179,309
Other current assets	81,765	50,012
Total Prepaid expenses and other current assets	$1,868,232	$898,191

The balance of $500,000 in prepayment for R&D service represents an advance payment made to a third-party provider for our own application used for delivery services related to the Company’s operational and technology expansion initiatives. As of February 28, 2026 and November 30, 2025, services under this arrangement had not yet been delivered or commenced and accordingly no expense was recognized during either period. The Company expects to recognize this prepayment as expense consistent with the service delivery schedule, which is expected to commence through fiscal year 2026.

The increase in professional services prepayments from $167,067 as of November 30, 2025 to $890,150 as of February 28, 2026 (an increase of approximately $723,000) primarily reflects advance payments made to legal, audit, and investor relations advisors in connection with the Company’s ongoing public reporting obligations, market expansion activities, and potential acquisition evaluation.

NOTE 6 — PLANT AND EQUIPMENT

Plant and equipment, consists of the following:

	As of February 28,	As of November 30,
	2026	2025
	(Unaudited)	(Audited)
Vehicles	$388,655	$382,237
Subtotal	388,655	382,237
Less: accumulated depreciation	(217,958)	(215,229)
Plant and equipment	$170,697	$167,008

As of October 25, 2024, upon closing of the JAR Acquisition, the Successor revalued its vehicles to a fair value of $295,912. No additional asset transfers occurred post-acquisition, and the Predecessor’s vehicles, with a historical cost of $1,137,130, were fully retained.

Depreciation expense was $2,728 and $48,368 for the three months ended February 28, 2026, and February 28, 2025, respectively.

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

The fair value of the identified intangible asset, i.e. customer relationship, and its estimated average useful life as of February 28, 2026 and November 30, 2025 are as follows:

			Average
	As of February 28	As of November 30,	Useful Life
	2026	2025	(in Years)
Customer relationship	$552,000	$552,000	8.83
Less: accumulated amortization	(78,200)	(64,400)
Total intangible assets	$473,800	$487,600

Amortization expense was $13,800 and $13,800 for the three months ended February 28, 2026, and February 28, 2025, respectively.

NOTE 8 — OTHER PAYABLES AND OTHER CURRENT LIABILITIES

A summary of the Company’s other payables and other liabilities:

	As of February 28,	As of November 30,
	2026	2025
	(Unaudited)	(Audited)
Compensation payable	$57,588	$87,357
Credit card	14,617	38,526
Other accrued expense	118,112	292,484
Total other payables and other liabilities	$190,317	$418,367

NOTE 9 — INSURANCE PREMIUM FINANCING PAYABLE

A summary of the Company’s insurance premium financing payable is listed as follows:

Lender	As of February 28, 2026	As of November 30, 2025	Interest rate
	(Unaudited)	(Audited)
First Insurance Funding	$36,063	$71,470	7.35%
Total Insurance premium financing payable	$36,063	$71,470	—

On August 26, 2025, the Company entered into a premium finance agreement with First Insurance Funding, whereby the Company was loaned a total principal amount of $142,197.35 for the purpose of funding the Company’s D&O insurance policy. This loan bears an interest rate of 7.35% per annum, and is repayable in 9 monthly installments of principal and interest through May 2026. As of February 28, 2026, a principal amount of $36,063 remains outstanding. Related prepaid insurance at February 28, 2026 of $66,894 is included in Prepaid D&O insurance.

Interest Expense on Insurance Premium Financing Payable

During the three months ended February 28, 2026 and 2025, the Company recognized $1,097 and nil interest expense associated with its insurance premium financing payable, respectively.

NOTE 10 — INCOME TAXES

The Company and its operating subsidiary in the United States are subject to the tax law of the United States. The Company elected to file income taxes as a corporation for the tax year ended November 30, 2024.

(i)The components of the income tax provision were as follows:

	For the	For the
	Three Months Ended	Three Months Ended
	February 28, 2026	February 28, 2025
	(Unaudited)	(Unaudited)
Current tax provision
Federal	$—	$—
State	1,600	400
	1,600	400
Deferred tax benefit
Federal	—	(72,992)
State	—	(33,706)
	—	(106,698)
Income tax provision (benefit)	$1,600	$(106,298)

(ii)Reconciliations of the statutory income tax rate to the effective income tax rate were as follows:

	For the	For the
	Three Months Ended	Three Months Ended
	February 28, 2026	February 28, 2025
	(Unaudited)	(Unaudited)
Federal statutory tax rate	21.0%	21.0%
Permanent Items	(0.6)%	—
State statutory tax rate	(3.0)%	14.7%
Non-deductible expenses	—%	(1.6)%
Return to Provision	—%	—%
Other	—%	—%
Change in valuation allowance	(18.9)%	—%
Effective tax rate	(1.5)%	34.1%

(iii)Deferred tax liabilities were composed of the following:

	As of February 28,	As of November 30,
	2026	2025
	(Unaudited)	(Audited)
Deferred tax assets:
Net operating loss carry-forwards	576,300	551,538
Depreciation expense	—	—
Less: Valuation allowance	(440,780)	(410,994)
Total deferred tax assets	135,520	140,544

Deferred tax liabilities:
Customer relationship recognized upon JAR Acquisition	(132,587)	(136,449)
Depreciation expense	(2,933)	(4,095)
Total deferred tax liabilities	(135,520)	(140,544)
Total deferred tax assets (liabilities)	$—	$—

Valuation Allowance

The Company recognizes income taxes using the asset and liability method. Management establishes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of assets and liabilities, using the tax rates expected to be in effect when the temporary differences reverse. Deferred tax assets are also recognized for tax attributes such as net operating loss carryforwards. Realization of the Company’s gross deferred tax asset depends on its ability to generate sufficient taxable income of the appropriate character within the carryforward periods of the jurisdictions in which the net operating and capital losses, deductible temporary differences and credits are generated. In assessing its ability to realize deferred tax assets, the Company considers all available evidence and records valuation allowances to reduce deferred tax assets to the amounts that management concludes are more-likely-than-not to be realized. As of February 28, 2026 and November 30, 2025, the Company believes that a valuation allowance is required.

Uncertain Tax Position

The Company recognizes income tax benefits associated with uncertain tax positions, when, in management’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more likely than not recognition threshold, management initially and subsequently measures the tax benefit as the largest amount judged to have a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority. The Company has concluded that there are no uncertain tax positions requiring recognition in its financial statements as of February 28, 2026.

State Income Tax

To the extent there is state nexus based on sales, location of employees, inventory, and/or other property, a tax provision is prepared and recorded. In 2026, the Company identified nexus in California.

For the three months ended February 28, 2026, the Company recorded a tax provision of $1,600. For the three months ended February 28, 2025, the Company recorded a tax benefit of $106,298.

NOTE 11 — CONCENTRATIONS

Credit risk

As of February 28, 2026 and November 30, 2025, $0.1 million and $1.2 million of the Company’s cash was on deposit at financial institutions in the U.S. and insured by the Federal Deposit Insurance Corporation (FDIC) subject to applicable insurance limits. The standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category. The bank deposits exceeding the standard insurance amount will not be covered. The Company’s total unprotected cash held in banks amounted to approximately nil and $0.5 million as of February 28, 2026 and November 30, 2025, respectively. The Company has not experienced any losses in such accounts.

As of February 28, 2026 and November 30, 2025, $0.01 million and $0.1 million of the Company’s cash was on deposit at financial institutions in the Hong Kong, respectively. Per Hong Kong regulations, the maximum insured bank deposit amount is HKD800,000 for each financial institution. The Company’s total unprotected cash held in banks amounted to nil and nil as of February 28, 2026 and November 30, 2025, respectively. The Company has not experienced any losses in such accounts.

Accounts receivable are unsecured and derived entirely from revenue earned under the Company’s ISP Agreement with FedEx.

Concentrations

The Company’s sole customer, FedEx, accounted for 100% of the Company’s revenue for both the three months ended February 28, 2026 and the three months ended February 28, 2025. Accordingly, all of the accounts receivable are derived from FedEx. The Company’s revenue and accounts receivable concentration is consistent with its business model as an exclusive service provider under the ISP Agreement with FedEx.

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

On August 22, 2025, the Company closed its initial public offering (“IPO”) of 3,800,000 shares of Class A common stock at a public offering price of $4.00 per share, for gross proceeds of approximately $15.2 million, before deducting underwriting discounts and offering expenses. The net proceeds to the Company from the IPO were approximately $13.7 million. The shares of Class A common stock were approved to list on the Nasdaq Capital Market and commenced trading under the ticker symbol “ETS” on August 21, 2025. On August 20, 2025, the Company entered into an underwriting agreement with Dominari Securities LLC, as representative (the “Representative”) of the several underwriters. The Company also granted the Underwriters a 45-day option to purchase up to 570,000 additional shares of Class A Common Stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the IPO.

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

As of February 28, 2026, there were 12,550,005 shares of Class A common stock and 4,166,667 shares of Class B common stock issued and outstanding.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Lease commitments

The total future minimum lease payments of short-term lease under the non-cancellable operating lease with respect to the office as of February 28, 2026 are payable as follows:

Lease Commitment
Within 1 year	$11,199

Contingencies

From time to time, the Company may be a party to various legal actions arising in the ordinary course of business. The Company accrues expenses associated with these matters when they become probable and the amount can be reasonably estimated. Legal expenses incurred in connection with loss contingencies are expensed as incurred.

In February 2025, Pablo Aguero (a former employee of JAR, the subsidiary, the “Applicant”) filed a workers’ compensation claim with the California Workers’ Compensation Appeals Board (the “WCAB”) (WCAB Case No: ADJ20520242). This claim relates to his employment in or around May 2023, prior to the acquisition of JAR. While the WCAB filing does not specify a monetary demand, the Applicant previously issued a pre-litigation demand letter asserting claims totaling approximately $46,600. Pursuant to the terms of the stock purchase agreement for the acquisition of JAR, liabilities arising from pre-closing employment matters remain the responsibility of the sellers. Accordingly, the claim is currently being handled by the sellers and legal counsel designated by JAR’s employment practices liability insurance carrier. The Company has requested their assistance in responding to subpoenas issued in connection with the WCAB proceeding, which seek personnel and payroll records related to the Applicant, and they are currently in the process of providing the requested documents. Based on the information available to date, the Company does not anticipate that the outcome of this proceeding will have a material impact on the Company’s business or financial condition.

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

In February 2026, a former employee of JAR, a subsidiary of the Company, filed a wage claim with the California Labor Commissioner (State Case No. WC-CM-1110021). The claim relates to employment from approximately November 2024 to July 2025. The Company was served with the notice in March 2026 and is evaluating the matter. The Company does not believe the matter will have a material adverse effect on its financial condition or results of operations.

As of February 28, 2026, the Company did not have any other material legal claims or litigation that, individually or in aggregate, could have a material adverse impact on the Company’s audited condensed consolidated financial position, results of operations, and cash flows.

NOTE 14 — RELATED PARTY TRANSACTIONS

a. Nature of relationship with related parties

Name	Relationship with Our Company
Mr. Huan Liu	Chairman of the Board of Directors
Mr. Raymond June	Former President and former stockholder of JAR
Centurion Tech Holdings Limited	Stockholder
Eternal Blessing Holdings Limited	Stockholder
Grand Bright International Holdings Ltd	Stockholder

During the three months ended February 28, 2026, the Company had no related party transactions required to be disclosed in accordance with ASC 850, Related Party Disclosures. There were no outstanding balances, loans, guarantees, or other transactions with related parties during the period.

NOTE 15 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events from February 28, 2026 through April 13, 2026. Based on this evaluation, the Company has determined that no subsequent events have occurred that require recognition or disclosure in the consolidated financial statements for the three months ended February 28, 2026, except (i) as disclosed in Note 4 with respect to the collection of $100,000 of the outstanding loans receivable balance received on March 16, 2026; (ii) as disclosed in Note 13 with respect to the service of process received in March 2026 in connection with the California Labor Commissioner wage claim; and (iii) as set forth below.

On March 10, 2026, the Company entered into Stock Purchase Agreements with eight non-U.S. investors, pursuant to which the Company agreed to issue and sell in a private placement an aggregate of 32,000,000 shares of the Company's Class A Common Stock, par value $0.000001 per share, at a purchase price of $0.25 per share, for aggregate gross proceeds of $8,000,000. The offering is being conducted in offshore transactions pursuant to Rule 903 of Regulation S promulgated under the Securities Act of 1933, as amended. The closing of the private placement is expected to occur within ninety days following the execution of the Stock Purchase Agreements. As of the date of this filing, the closing has not yet occurred and no shares have been issued in connection with the private placement.

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

Key Factors Affecting Our Results of Operations

Our results of operations are influenced by several interrelated factors that reflect the dynamic nature of our business environment. The following are the key factors that impact our performance:

●	E-Commerce Growth: We believe the rapid growth of e-commerce is a driving force behind the increased demand for last-mile delivery services. As consumer habits continue to shift toward online shopping, we anticipate benefitting from rising delivery volumes. Meeting customer expectations for fast and reliable service requires ongoing investments in technology and operational capacity.
●	Labor Costs and Workforce Management: Labor costs are one of the largest components of our cost structure, accounting for approximately 50% or more of our total costs through February 28, 2026 and 2025. Retaining a skilled and motivated workforce is critical to maintaining service quality. We strive to mitigate these challenges by optimizing staffing models, including employing part-time and gig workers during peak demand periods, and investing in workforce training and retention programs to improve driver efficiency and reduce turnover.
●	Fuel Costs and Operational Efficiency: Fuel costs are another significant component of our cost of revenue and fluctuations in fuel prices can directly affect our profitability. We managed fuel expenses through standard route planning and operational adjustments on or prior to the Acquisition Date. To further enhance efficiency, we have implemented route optimization strategies aimed at reducing mileage and improving fuel efficiency. In addition, we are exploring the integration of electric vehicles to reduce our reliance on traditional fuel sources and align with our sustainability objectives.
●	Seasonal Demand and Resource Scaling: Peak seasons, such as the holiday period, account for a substantial portion of our annual revenue. Managing this demand requires precise planning and execution, including the temporary hiring of additional drivers, flexible routing strategies, and leveraging the FedEx DRO system, a predictive tool to anticipate delivery patterns. Successfully navigating these high-demand periods is essential to maintaining our reputation and customer relationships.

●	Technology Investments: We utilize GroundCloud, a leading logistics software, for route optimization, driver management, and compliance monitoring. While continuing to leverage this system, we are also expanding our investments in advanced technologies to enhance operational scalability, data-driven decision-making, and automation. By continuously evaluating and adopting innovative solutions, we aim to enhance efficiency, improve service reliability, and optimize operational costs. These ongoing investments in logistics technology are expected to strengthen our capacity to manage growing delivery volumes and position us for long-term success.
●	Customer Concentration and Diversification: As of the date of this report, 100% of our revenue is derived from FedEx. While this partnership provides operational stability, it also exposes us to risks associated with customer dependency. To mitigate these risks, we are actively exploring opportunities to partner with additional carriers and expand our customer base, which we believe will diversify our revenue streams and reduce dependency on a single client.
●	Capital Investments in Infrastructure: Sustained growth depends on strategic investments in vehicles, the transition to electric vehicle, and operational infrastructure, which includes tools and software that support our operations. We focused primarily on maintaining existing operations prior to the Acquisition Date. Following the Acquisition Date, we are adopting a more proactive investment strategy to expand capacity, enhance efficiency, and integrate advanced logistics solutions. These investments support our ability to scale operations, meet customer expectations, and enhance operational efficiency. While these expenditures may impact short-term profitability, they are essential for long-term success.

Results of Operations

Comparison of Results of Operations for the Three Months ended February 28, 2026 and February 28, 2025:

	For the Three Months
	Ended February 28,
	2026		2025		Change
	Amount	%	Amount	%	Amount	%
Revenue	$805,298	100.0%	$692,143	100.0%	$113,155	16.3%
Cost of Revenue
Cost of service	91,255	11.3%	70,159	10.1%	21,096	30.1%
Cost of labor	386,961	48.1%	390,808	56.5%	(3,847)	(1.0)%
Fuel	105,109	13.1%	107,913	15.6%	(2,804)	(2.6)%
Maintenance and repairs	48,080	6.0%	93,502	13.5%	(45,422)	(48.6)%
Depreciation and amortization	16,528	2.1%	62,168	9.0%	(45,640)	(73.4)%
Total cost of revenue	647,933	80.6%	724,550	104.7%	(76,617)	(10.6)%

Gross Profit (Loss)	157,365	19.4%	(32,407)	(4.7)%	189,772	(585.6)%

General and administrative expenses	464,606	57.7%	283,619	41.0%	180,987	63.8%
Total operating expenses	464,606	57.7%	283,619	41.0%	180,987	63.8%

Loss from Operations	(307,241)	(38.3)%	(316,026)	(45.7)%	8,785	(2.8)%

Other Income
Interest income, net	198,737	24.7%		%	198,737	100.0%
Other income, net		%	4,729	0.7%	(4,729)	(100.0)%
Total other income, net	198,737	24.7%	4,729	0.7%	194,008	(4,102.5)%

Loss before Income Tax Provision (Benefit)	(108,504)	(13.6)%	(311,297)	(45.0)%	202,793	65.1%

Income Tax Expense (Benefit)	1,600	0.2%	(106,298)	(15.4)%	107,898	(101.5)%
Net Loss	$(110,104)	(13.8)%	$(204,999)	(29.6)%	$94,895	(46.3)%

Revenue

Our revenue is structured into two main categories: (i) fixed revenue, which includes weekly service charges, branding-related reimbursements, and peak season surcharges, and (ii) activity-based revenue, which includes charges based on the number of stops, packages delivered, e-commerce orders, fuel surcharges, and other variable components.

For the three months ended February 28, 2026, we generated total revenue of $805,298, representing an increase of $113,155, or 16.3%, compared with $692,143 for the three months ended February 28, 2025. These increases were primarily attributable to higher volume-based activity revenue, particularly from e-commerce deliveries driven by an increasing population and the expansion of commercial activity in the areas we serve.

In support of these revenue trends, our daily operations typically involve handling a high volume of delivery stops and packages. Based on management estimates, average volumes during regular and peak periods are currently as follows:

Metric	Average Volume	Peak Season Volume
Daily Delivery Stops	1,100 to 1,700	Over 2,000
Daily Packages Delivered	1,800 to 2,500	Approximately 2,700

For the three months ended February 28, 2026, our business operations demonstrated greater staff expertise and handled a higher volume of workload than in the same period last year, thereby driving revenue growth. On February 21, 2026, we renewed our agreement with FedEx. The new contract is valid until January 1, 2027. Under the new contract, the weekly service charge within the fixed fees has increased, while the fee standards for certain types of services under the activity-based model have decreased. This has resulted in varying degrees of increase and decrease across the components of our revenue.

The table below sets forth a breakdown of revenue components for the periods indicated:

	For the Three Months
	Ended February 28,
	2026		2025		Change
	Amount	%	Amount	%	Amount	%
Fixed:
Weekly service charges	$149,689	18.6%	$144,244	20.8%	$5,445	3.8%
Branding-related	9,918	1.2%	8,550	1.2%	1,368	16.0%
Subtotal:	159,607	19.8%	152,794	22.0%	6,813	4.5%
Activity-based:
Stops	110,320	13.7%	100,871	14.6%	9,449	9.4%
Packages	15,285	1.9%	13,786	2.0%	1,499	10.9%
E-Commerce	348,537	43.3%	303,162	43.8%	45,375	15.0%
Large packages	18,767	2.3%	17,023	2.5%	1,744	10.2%
Fuel Surcharge	87,099	10.8%	74,026	10.7%	13,073	17.7%
Surge Stops	41,328	5.1%	29,983	4.3%	11,345	37.8%
Subtotal:	621,336	77.1%	538,851	77.9%	82,485	15.3%

Other Pickup and Delivery (P&D)	24,355	3.0%	498	0.1%	23,857	4,789.2%

Total Revenue	$805,298	100.0%	$692,143	100.0%	$113,155	16.3%

For the three months ended February 28, 2026, total fixed revenue was $159,607, accounting for approximately 19.8% of total revenue. For the three months ended February 28, 2025, the fixed revenue totaled $152,794, accounting for approximately 22.0% of total revenue. The increase of $6,813, or 4.5% primarily due to the increase of weekly service charge standard under our updated service contract.

For the three months ended February 28, 2026, total activity-based revenue accounted for $621,336, or 77.1% of total revenue up from a revenue of $538,851, or 77.9% of total revenue in the same period of the prior year. This growth was primarily driven by an increase in the number of parcels we handled. In the first quarter of 2026, we delivered approximately 14% more parcels, which broadly mirrors the growth in our activity-based revenue.

Among all revenue categories, e-commerce deliveries and weekly service charges continued to be the two largest contributors to our total revenue for both three months ended February 28, 2026 and February 28, 2025.

●	E-commerce deliveries generated $348,537 in revenue during the three months ended February 28, 2026, or 43.3% of total revenue. E-commerce deliveries contributed a total of $303,162, or 43.8% of total revenue for the three months ended February 28, 2025. The increases were primarily driven by sustained residential delivery demand within our assigned FedEx service areas and the ever-increasing proficiency and professionalism of our staff in their delivery work. E-commerce deliveries represented the largest revenue component in all reported periods.

●	Weekly service charges totaled $149,689, or 18.6% of total revenue, for the three months ended February 28, 2026. Weekly service charges amounted to $144,244, or 20.8% of total revenue for the three months ended February 28, 2025. The increase of $5,445, or 3.8%, was primarily attributable to the increase in the baseline contractual rates under our updated ISP agreement with FedEx. Under the renewed ISP agreement effective February 21, 2026, the increased weekly service charge standard is expected to continue contributing stable fixed revenue and to help offset any seasonal decline in activity-based revenue during the off-season.

Cost of Revenue

The table below summarizes the total cost of revenue and its components for the interim periods presented:

	For the Three Months
	Ended February 28,
	2026		2025		Change
	Amount	%	Amount	%	Amount	%
Cost of service	$91,255	14.1%	$70,159	9.7%	$21,096	30.1%
Cost of Labor	386,961	59.7%	390,808	54.0%	(3,847)	(1.0)%
Maintenance and repairs	48,080	7.4%	93,502	12.9%	(45,422)	(48.6)%
Depreciation and amortization	16,528	2.6%	62,168	8.5%	(45,640)	(73.4)%
Fuel	105,109	16.2%	107,913	14.9%	(2,804)	(2.6)%
Total Cost of Revenue	$647,933	100.0%	$724,550	100.0%	$(76,617)	(10.6)%

For the three months ended February 28, 2026, our cost of revenue was $647,933, or 80.6% of total revenue, compared with $724,550, or 104.7%, for the three months ended February 28, 2025. This decrease was primarily due to lower maintenance and repair fees and depreciation costs, partially offset by increased cost of service arising from the rental of additional vehicles to fulfill our delivery volume obligations.

The cost of revenue consists of labor, fuel, depreciation and amortization, service and maintenance related expenses. Overall, our cost of main operations has been well managed compared to revenue growth, reflecting our continuously improving operational management capabilities. Each component of our cost of revenue impacted the overall cost structure during the three months ended February 28, 2026 and the three months ended February 28, 2025, as discussed below:

●	Cost of Service: For the three months ended February 28, 2026, cost of service totaled $91,255, or 14.1% of total cost of revenue. For the three months ended February 28, 2025, cost of service expenses amounted to $70,159, or 9.7% of total cost of revenue. These increases were primarily attributable to higher insurance premiums and rental of more vehicles to complete the parcel delivery tasks.
●	Cost of Labor: Cost of labor expenses remained the largest component of our costs of revenue. Labor expenses for the three months ended February 28, 2026 totaled $386,961, or 59.7% of total cost of revenues. Labor expenses for the three months ended February 28, 2025 were $390,808, representing 54.0% of total cost of revenues for the three months ended February 28, 2025. The decrease of cost of labor, coupled with an increase in revenue, was primarily due to the higher proportion of skilled drivers in our workforce. This enabled us to handle the growing volume of parcel deliveries with fewer drivers. Using fewer, more skilled drivers to deliver the same and even more volume of parcels reduces costs and ensures a higher standard of service. This is the objective and driving force behind our ongoing driver training and efforts to improve operational management.
●	Maintenance and Repair: Maintenance and repair was $48,080 during the three months ended February 28, 2026. Maintenance and repair costs for the three months ended February 28, 2025 totaled $93,502. The high vehicle maintenance costs in the first quarter of 2025 were mainly due to the poor condition of many of the vehicles when we first took them over, with a number of them requiring major repairs. This situation did not arise in the first quarter of 2026, however, resulting in a reduction in maintenance costs.
●	Depreciation and Amortization: For the three months ended February 28, 2026, depreciation and amortization totaled $16,528, down $45,640, representing a 73.4% decrease, over the comparable period. Depreciation and amortization expenses for the three months ended February 28, 2025 were $62,168. The decrease was primarily due to a reduction resulting from vehicles being written off and an overall reduction in the size of the vehicle fleet.

●	Fuel: For the three months ended February 28, 2026, fuel expense decreased by $2,804, or 2.6%, to $105,109 primarily due to more efficient fuel utilization and lower average mileage per route, and with new electric trucks in operation for fiscal year 2025. Fuel expenses for the three months ended February 28, 2025 totaled $107,913.

Gross Profit

For the three months ended February 28, 2026, we recorded a gross profit of $157,365, or 19.4% of total revenue, compared with a gross loss of $32,407, or 4.7% of total revenue for the three months ended February 28, 2025. The increase of $189,772, or 585.6% was primarily driven by the increase in activity-based operations.

General and Administrative Expenses

The following table sets forth the breakdown of our general and administrative expenses for the periods presented.

	For the Three Months
	Ended February 28,
	2026		2025		Change
	Amount	%	Amount	%	Amount	%
General and administrative expenses
Professional fees	$255,408	55.0%	$205,570	72.5%	$49,838	24.2%
Payroll Expense	153,554	33.0%	70,703	24.9%	82,851	117.2%
Others	55,644	12.0%	7,346	2.6%	48,298	657.5%
Total general and administrative expenses	$464,606	100.0%	$283,619	100.0%	$180,987	63.8%

For the three months ended February 28 2026, general and administrative expenses were $464,606, compared with $283,619 for the three months ended February 28 2025, representing an increase of $180,987, or 63.8%. The increase in administrative expenses was primarily due to higher management and staff remuneration following the Company’s listing, increased expenditure on various professional services and higher insurance costs as a result of becoming a listed company.

Other Income (Expenses)

Interest income

Interest income was $198,737 for the three months ended February 28, 2026, compared with nil for the three months ended February 28, 2025. This increase in interest income was primarily attributable to interest earned on funds lent to unrelated third parties on a short-term basis to optimize the return on proceeds raised through our IPO, before allocating and utilizing those funds in accordance with the purposes set forth in the prospectus.

Income Tax Expense (Benefit)

Our income tax provision was $1,600, for the three months ended February 28, 2026. Our income tax benefit was $106,298 for the three months ended February 28, 2025. This increase in tax provision was mainly driven by increased taxable income.

Net Loss

As a result of the above factors, for the three months ended February 28, 2026, we reported a net loss of $110,104, compared with a net loss for the three months ended February 28, 2025 of $204,999.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on hand, our ability to generate sufficient revenue, the collection of our accounts receivable, our ability to obtain additional financial support in the future, and our operating and capital expenditure commitments. As of February 28, 2026, we reported cash of $68,065 and working capital of $11,768,408, attributable primarily to our IPO completed in August 2025. Working capital as of February 28, 2026 is composed principally of $9,949,811 in loans receivable that mature in May 2026, with cash and other current assets comprising the remainder. Our near-term liquidity is therefore dependent primarily on the timely collection of the outstanding loan balances upon their maturity. Each loan is secured by an irrevocable personal unlimited joint and several liability guarantee provided by the shareholders or chief executive officers of the respective borrowing parties. We expect to collect substantially all outstanding loan principal upon maturity in May 2026 and intend to redeploy those proceeds in accordance with the intended uses set forth in our prospectus. As of the issuance date of this report, $150,000 of the outstanding balance has been received. In the period between the balance sheet date and the expected May 2026 loan maturities, we expect to fund ongoing operating requirements through a combination of cash on hand, operating revenues, and any advance repayments received from borrowers prior to maturity.

In August 2024, we sold 1,000,000 shares of Class A common stock at a price of $0.90 per share. The gross proceeds amounted to $0.9 million. All proceeds were received prior to November 30, 2024.

On August 20, 2025, we completed our IPO resulting in net proceeds of approximately $13.7 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

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

Cash Flows for the Three Months ended February 28, 2026 and February 28, 2025

The following table summarizes our cash flows for the periods presented:

	For the Three Months	For the Three Months
	Ended February 28, 2026	Ended February 28, 2025
Net cash used in operating activities	$(1,248,639)	$(297,091)
Net cash provided by investing activities	43,582	—
Net cash provided by (used in) financing activities	(35,407)	295,000
Net decrease in cash	$(1,240,464)	$(2,091)

Operating Activities

Net cash used in operations was $1,248,639 for the three months ended February 28, 2026, compared with net cash used in operations of $297,091 during the three months ended February 28, 2025. The increase in operating cash outflows was primarily attributable to the following factors: (i) a $770,211 increase in prepaid expenses and other current assets, primarily reflecting advance payments made for professional services (representing approximately $723,000 of the increase) and ongoing research and development service costs in connection with our market expansion and potential acquisition activities; (ii) a $228,049 decrease in other payables and current liabilities, primarily due to the settlement of accrued compensation and other operating obligations carried from the prior fiscal year; and (iii) $199,830 in interest income on our loans receivable portfolio that was accrued during the period but not yet received in cash.

Investing Activities

Net cash provided by investing activities was $43,582 for the three months ended February 28, 2026, reflecting repayments received on short-term loans extended in the prior fiscal year. For the three months ended February 28, 2025, net cash from investing activities was nil.

Financing Activities

Net cash used in financing activities amounted to $35,407 for the three months ended February 28, 2026, mainly attributable to repayments on premium financing.

Net cash provided by financing activities amounted to $295,000 for the three months ended February 28, 2025, consisting of a $300,000 capital contribution from a shareholder, offset by a $5,000 repayment made to a related party.

Contractual Obligations and Other Commitments

We have no long-term fixed contractual obligations or commitments as of February 28, 2026.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash, accounts receivable, prepaid expenses and other current assets, accounts payable, due to a related party, other payables and other current liabilities, approximate the fair value of the respective assets and liabilities as of February 28, 2026 and November 30, 2025, based upon the short-term nature of the assets and liabilities.

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

Impairment of Long-Lived Assets

We review long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If an impairment indicator is present, we evaluate recoverability by comparing the carrying amount of the asset group to the sum of the undiscounted expected future cash flows over the remaining useful life of the asset group. If the carrying amount exceeds the recoverable amount, an impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset. We estimate fair value using the expected future cash flow discounted at a rate consistent with the risks associated with the recovery of the assets. Based on the above analysis, no impairment loss was recognized for three months ended February 28, 2026 and February 28, 2025.

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

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of February 28, 2026 and identified one material weakness and two significant deficiencies in our internal control over financial reporting as of February 28, 2026. Based on the evaluation described above and in light of the material weakness and significant deficiencies identified, management has concluded that our disclosure controls and procedures were not effective as of February 28, 2026. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A “significant deficiency” is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. The material weakness and significant deficiencies identified are as follows:

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

Inability to Obtain SOC 2 Report from FedEx. The Company’s revenue recognition process, financial reporting, and operational activities are fully dependent on proprietary systems owned and maintained by FedEx (the Company’s key counterparty), including FedEx Software, leased Scanners, and the My Ground Biz Account platform. These systems are critical to the Company’s ability to track service activity, confirm workload, verify pricing, and fulfill its financial reporting obligations. As of the end of the reporting period, the Company has been unable to obtain a Service Organization Control (“SOC”) 2 report from FedEx. A SOC 2 report assesses the effectiveness of FedEx’s controls over the security, availability, and confidentiality of its systems-controls that are critical to ensuring the reliability of the data generated by FedEx’s systems and used by the Company in its financial reporting. This deficiency impairs the Company’s ability to independently verify the effectiveness of FedEx’s controls over the systems that are core to the Company’s financial reporting process. Without a SOC 2 report, the Company cannot fully assess the security, availability, or confidentiality of FedEx’s systems, which increases the risk of: (i) inaccurate, incomplete, or untimely data (e.g., workload counts, pricing information) used in revenue recognition and financial reporting; (ii) system outages or data breaches that disrupt the Company’s financial reporting process; and (iii) the Company’s independent registered public accounting firm being unable to obtain sufficient appropriate audit evidence regarding the reliability of FedEx system-generated data, which could result in a scope limitation in the audit of the Company’s financial statements.

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

Internal Control Over Financial Reporting

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended February 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2025, Rafael Perez Linarez (a former employee of JAR, our subsidiary) filed a workers’ compensation claim with the California Workers’ Compensation Appeals Board (WCAB Case No: unassigned). This claim relates to his employment from around July 2020 to June 2022, prior to our acquisition of JAR. Pursuant to the terms of the stock purchase agreement for the acquisition of JAR, liabilities arising from pre-closing employment matters remain the responsibility of the sellers. The Company has requested their assistance in responding to subpoenas issued in connection with the WCAB proceeding, which seek personnel and payroll records related to the claimant, and they are currently in the process of providing the requested documents. No cost estimates are currently available. Based on the information available to date, the Company does not anticipate that the outcome of this proceeding will have a material impact on our business or financial condition.

In June 2025, Elma Asusena Oliveros (a former employee of JAR, our subsidiary) filed a workers’ compensation claim with the California Workers’ Compensation Appeals Board (WCAB Case No: ADJ21112337). This claim relates to her employment from around May 2025. As of the date of this report, this matter has been referred to our workers’ compensation insurance carrier and no cost estimates are currently available.

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

In February 2026, a former employee of JAR, a subsidiary of the Company, filed a wage claim with the California Labor Commissioner (State Case No. WC-CM-1110021). The claim relates to employment from approximately November 2024 to July 2025. The Company was served with the notice in March 2026 and is evaluating the matter. The Company does not believe the matter will have a material adverse effect on its financial condition or results of operations.

From time to time, we may become a party to various other legal or administrative proceedings arising in the ordinary course of our business, including actions with respect to intellectual property infringement, breach of contract, and labor and employment claims. Except as described above, we are not a party to any material legal proceedings and are not aware of any other threatened legal proceedings that we believe would reasonably be expected to have a material adverse effect on our business, financial condition, or results of operations.

Item 1A. Risk Factors

The following risk factor supplements, and should be read in conjunction with, the risk factors previously disclosed in our most recent annual report on Form 10-K. Except as set forth below, there have been no material changes to our previously disclosed risk factors.

Risks Related to Our Cash Deposits at Financial Institutions in Hong Kong.

As of February 28, 2026 and November 30, 2025, $0.01 million and $0.1 million, respectively, of the Company’s cash was deposited in U.S. dollar accounts in financial institutions in Hong Kong. Per Hong Kong regulations, bank deposits may be insured by up to HKD 800,000 (approximately $102,560) for each financial institution. The Company’s total uninsured cash held in Bank of China (Hong Kong) Limited amounted to approximately nil and nil as of February 28, 2026 and November 30, 2025, respectively. As of the date of this quarterly report, the Company has not experienced any losses in such accounts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

The following "Use of Proceeds" information relates to the registration statement on Form S-1, as amended (File Number 333-286965), for our IPO, which was declared effective by the SEC on August 20, 2025. On August 22, 2025, we completed our IPO, in which we issued and sold an aggregate of 3,800,000 shares of Class A Common Stock at a public offering price of $4.00 per share for aggregate gross proceeds of approximately $15.2 million. Dominari Securities LLC was the representative of the underwriters of our IPO.

We incurred approximately $1,482,060 in expenses in connection with our IPO, which included approximately $1,064,000 in underwriting discounts, approximately $152,000 in non-accountable expenses paid to the underwriters, and approximately $266,060 in other expenses. None of the transaction expenses included payments to directors or officers of our Company or their associates, persons owning 10% or more of our equity securities, or our affiliates. None of the net proceeds we received from the IPO were paid, directly or indirectly, to any of our directors or officers or their associates, persons owning 10% or more of our equity securities, or our affiliates.

The net proceeds raised from the IPO were approximately $13.7 million, after deducting underwriting discounts and the offering expenses payable by us. As of the date of this report, we have deployed the net proceeds as follows: (i) approximately $0.4 million has been used for working capital; and (ii) approximately $9.9 million has been lent to unrelated third parties pursuant to short-term loan agreements at an annual interest rate of 8%, as further described in Note 4 to the condensed consolidated financial statements. The short-term loans represent a change from the use of net proceeds described in our prospectus. Our prospectus contemplated that net proceeds not immediately deployed for their designated purposes would be invested in short-term, interest-bearing bank deposits or debt instruments. Management determined that the short-term loans, which are each secured by irrevocable personal guarantees, provided a more favorable return on the net proceeds while maintaining liquidity in advance of the planned deployment. The loans mature in May 2026, at which time we intend to collect the proceeds and deploy them for acquisitions, fleet upgrades, technology development, and working capital as described in our prospectus. The remainder of the net proceeds is held in cash accounts.

As of the date of this report, we have not yet deployed any net proceeds toward the equity or asset acquisitions, fleet upgrades, or mobile application development described in our prospectus.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended February 28, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The exhibits listed below are filed as part of this quarterly report on Form 10-Q.

Index to Exhibits

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	S-1	333-286965	3.1	May 5, 2025

3.2	Amended and Restated Bylaws	S-1	333-286965	3.2	May 5, 2025

10.1	Director Offer Letter dated December 2, 2025 by and between Huanhuan Tian and the Company	8-K			December 4, 2025

10.2	Indemnification Agreement dated December 2, 2025 by and between Huanhuan Tian and the Company	8-K			December 4, 2025

10.3	Resignation Agreement dated December 15, 2025 by and between the Company and Robert Cook	8-K			December 16, 2025

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification by the Principal Executive Officer and Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

*In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certification furnished in Exhibits 32.1 herewith is deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: April 13, 2026

Elite Express Holding Inc.

By:	/s/ Yidan Chen
Yidan Chen
Chief Executive Officer, President and Director