Form 10-Q
period 2026-05-31
Elite Express Holding Inc.
filed 2026-07-14
CIK 2053641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2026

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

As of July 14, 2026, there were 48,716,672 shares of common stock, consisting of (i) 44,550,005 shares of Class A common stock, par value $0.000001 per share, and (ii) 4,166,667 shares of Class B common stock, par value $0.000001 per share, outstanding.

Elite Express Holding Inc.

Form 10-Q

For the Quarterly Period Ended May 31, 2026

i

Elite Express Holding Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ELITE EXPRESS HOLDING INC. & ITS SUBSIDIARY

(Unaudited) CONDENSED CONSOLIDATED BALANCE SHEETS

	As of May 31,	As of November 30,
	2026	2025
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,235,991	$1,308,529
Accounts receivable	58,676	72,582
Loans receivable	9,649,811	9,999,811
Prepaid D&O insurance	31,345	102,443
Prepaid expenses and other current assets	2,548,873	898,191
TOTAL CURRENT ASSETS	17,524,696	12,381,556
NON-CURRENT ASSETS:
Plant and equipment	141,414	167,008
Intangible assets	460,000	487,600
Goodwill	668,858	668,858
TOTAL ASSETS	$18,794,968	$13,705,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,347	$20,918
Insurance premium financing payable	—	71,470
Tax payable	800	2,400
Other payables and other current liabilities	219,000	418,367
TOTAL CURRENT LIABILITIES	246,147	513,155
NONCURRENT LIABILITY:

TOTAL LIABILITIES	246,147	513,155

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.000001 par value, 1,000,000,000 shares authorized; 16,716,672 shares issued and outstanding as of May 31, 2026, and November 30, 2025, including: *
Class A common stock, $0.000001 par value - 900,000,000 shares authorized; 12,550,005 shares issued and outstanding as of May 31, 2026, and November 30, 2025	13	13
Class B common stock, $0.000001 par value - 100,000,000 shares authorized, 4,166,667 shares issued and outstanding	4	4
Additional paid-in capital	23,686,846	15,686,846
Accumulated deficit	(5,138,042)	(2,494,996)
TOTAL STOCKHOLDERS’ EQUITY	18,548,821	13,191,867

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,794,968	$13,705,022

*Retrospectively adjusted for the reverse split of the Company’s common stock at a ratio of 1-for-6, which took effect on December 23, 2024 (the “Reverse Stock Split”). See also Note 12.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE EXPRESS HOLDING INC. & ITS SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	May 31,		May 31,
	2026	2025	2026	2025
REVENUE	$726,829	$630,250	$1,532,127	$1,322,393

COST OF REVENUE
Cost of service	67,041	49,851	158,296	120,010
Cost of labor	343,973	347,132	730,934	737,940
Depreciation and amortization	33,744	62,168	50,272	124,336
Fuel	117,157	102,033	222,266	209,946
Maintenance and repairs	83,877	51,064	131,957	144,566
Total cost of revenue	645,792	612,248	1,293,725	1,336,798

GROSS PROFIT (LOSS)	81,037	18,002	238,402	(14,405)

OPERATING EXPENSES
R&D expenses	2,150,000	—	2,150,000	—
General and administrative expenses	706,072	141,762	1,170,678	425,381
Total operating expenses	2,856,072	141,762	3,320,678	425,381

LOSS FROM OPERATIONS	(2,775,035)	(123,760)	(3,082,276)	(439,786)

OTHER INCOME (EXPENSE)
Interest income, net	216,101	—	414,838	—
Other income, net	25,992	16,556	25,992	21,285
Total other income, net	242,093	16,556	440,830	21,285

LOSS BEFORE INCOME TAX BENEFIT	(2,532,942)	(107,204)	(2,641,446)	(418,501)

Income tax expense (benefit)	—	400	1,600	(105,898)

NET LOSS	$(2,532,942)	$(107,604)	$(2,643,046)	$(312,603)

Loss per common share - basic and diluted	$(0.15)	$(0.01)	$(0.16)	$(0.02)
Weighted average shares - basic and diluted*	16,716,672	12,916,667	16,716,672	12,916,672

*Retrospectively adjusted for the reverse split of the Company’s common stock at a ratio of 1-for-6, which took effect on December 23, 2024 (the “Reverse Stock Split”). See Note 12.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ELITE EXPRESS HOLDING INC. & ITS SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED MAY 31, 2026 AND 2025

	Common Stock*
	Class A		Class B		Additional		Total
	Common		Common		paid-in	Accumulated	Stockholders’
	stock	Amount	stock	Amount	capital	Deficit	Equity
Balance, November 30, 2024	8,750,005	$9	4,166,667	$4	$1,684,988	$(309,009)	$1,375,992
Capital Contributions from a stockholder	—	—	—	—	300,000	—	300,000
Net loss for the period	—	—	—	—	—	(204,999)	(204,999)
Balance, February 28, 2025	8,750,005	$9	4,166,667	$4	$1,984,988	$(514,008)	$1,470,993
Capital Contributions from a stockholder	—	—	—	—	180,000	—	180,000
Net loss for the period	—	—	—	—	—	(107,604)	(107,604)
Balance, May 31, 2025	8,750,005	$9	4,166,667	$4	$2,164,988	$(621,612)	$1,543,389

*Retrospectively adjusted for the reverse split of the Company’s common stock at a ratio of 1-for-6, which took effect on December 23, 2024 (the “Reverse Stock Split”). See Note 12.

	Common Stock
	Class A		Class B		Additional		Total
	Common		Common		paid-in	Accumulated	Stockholders’
	stock	Amount	stock	Amount	capital	Deficit	Equity
Balance, November 30, 2025	12,550,005	$13	4,166,667	$4	$15,686,846	$(2,494,996)	$13,191,867
Net loss for the period	—	—	—	—	—	(110,104)	(110,104)
Balance, February 28, 2026	12,550,005	$13	4,166,667	$4	$15,686,846	$(2,605,100)	$13,081,763
Advances from Stock Issuance	—	—	—	—	8,000,000	—	8,000,000
Net loss for the period	—	—	—	—	—	(2,532,942)	(2,532,942)
Balance, May 31, 2026	12,550,005	$13	4,166,667	$4	$23,686,846	$(5,138,042)	$18,548,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE EXPRESS HOLDING INC. & ITS SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	May 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,643,046)	$(312,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	27,600	27,600
Depreciation of plant and equipment	22,672	96,736
Plant and equipment written off	9,340	—
Accrued interest income	(425,382)	—
Deferred tax (benefit)	—	(106,698)
Accrued current income tax expense	(1,600)	800
Changes in operating assets and liabilities:
Decrease in accounts receivable	13,906	7,642
Decrease in prepaid D&O insurance	71,098	—
(Decrease) increase in prepaid expenses and other current assets	(1,225,300)	89,860
(Decrease) increase in accounts payable	5,429	(92)
Decrease in other payables and other current liabilities	(199,367)	(97,297)
Net cash used in operating activities	(4,344,650)	(294,052)
Cash flows from investing activities:
Purchase of property and equipment	(6,418)	—
Repayments from loans to non-related companies	350,000	—
Net cash provided by investing activities	343,582	—
Cash flows from financing activities:
Proceeds from issuance of common stock under private placement agreement	8,000,000	—
Payment for deferred listing cost	—	(296,078)
Repayments made to a related party	—	(5,000)
Capital contributions from a shareholder	—	480,000
Repayment to premium finance	(71,470)	—
Net cash provided by financing activities	7,928,530	178,922

Net increase (decrease) in cash	3,927,462	(115,130)
Cash, beginning of period	1,308,529	170,157
Cash, end of period	$5,235,991	$55,027

Supplemental cash flow information
Cash paid for interest	10,549	—

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

JAR was incorporated in the State of California on May 27, 2020 under Subchapter S of the Internal Revenue Code. JAR operated as an Independent Service Provider (“ISP”) for Federal Ground Package System, Inc. (“FXG”), providing last-mile package delivery services. As part of FedEx Corporation’s “One FedEx” consolidation, effective June 1, 2024, FXG merged into Federal Express Corporation (“FedEx”). JAR’s ISP contract with FXG remained in place until October 12, 2024, after which the subsequent agreement was signed with FedEx. Unless otherwise specified, references to “FedEx” in this document include FXG for periods before October 12, 2024, and Federal Express Corporation thereafter.

On October 25, 2024, the Company acquired all issued and outstanding shares of JAR for a total consideration of $1,367,169 in cash, pursuant to a stock purchase agreement dated September 16, 2024 along with Amendment No.2 to stock purchase agreement dated November 22, 2024 (the “JAR Acquisition”). As of October 25, 2024, JAR ceased to be an S-Corporation and became a wholly owned subsidiary of ETS, a C-Corporation. Refer to Note 7 — Acquisition, for additional information.

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

Uses of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities on the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. In accordance with ASC 250, the changes in estimates will be recognized in the same period of changes in facts and circumstances. The Company bases its estimates on past experiences and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates are used when accounting for items and matters including, but not limited to, the allowance for credit losses of accounts receivable and loans receivable, useful lives of plant and equipment, the recoverability of long-lived assets, impairment of goodwill, and revenue recognition.

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

Accounts receivable, Other receivables, and Loans Receivable

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

Accounts receivable represent amounts due to the Company upon the completion of performance obligations for last-mile delivery services. Revenue is recognized in accordance with the Company’s revenue recognition policy, as verified by the Weekly Independent Service Provider Charge Statement. Payments are typically received within two days of invoicing, and the Company does not extend credit or maintain significant outstanding receivables. The Company reviews the accounts receivable on a periodic basis and makes allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including historical losses, the age of the receivable balance, the customer’s historical payment patterns, its current credit-worthiness and financial condition, and current market conditions and economic trends. Accounts are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of May 31, 2026 and November 30, 2025, no allowance for credit losses was recorded, as all outstanding balances were considered fully collectible.

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

Impairment of Long-lived Assets

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If an impairment indicator is present, the Company evaluates recoverability by comparing the carrying amount of the asset group to the sum of the undiscounted expected future cash flows over the remaining useful life of the asset group. If the carrying amount exceeds the recoverable amount, an impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset. The Company estimates fair value using the expected future cash flows discounted at a rate consistent with the risks associated with the recovery of the assets. Based on the above analysis, no impairment loss was recognized for the three months and six months ended May 31, 2026 and 2025.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, loans receivable, and other current assets, accounts payable, due to a related party, other payables and other current liabilities, approximate the fair value of the respective assets and liabilities as of May 31, 2026 and November 30, 2025, based upon the short-term nature of the assets and liabilities.

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

The Company tests goodwill and intangible assets that are not subject to amortization for impairment annually on November 30, and the Company’s goodwill impairment review involves the following steps: 1) qualitative assessment – evaluate qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The factors the Company considers include, but are not limited to, macroeconomic conditions, industry and market considerations, cost factors, financial performance, and events specific to that reporting unit. If, or when, the Company determines it is more likely than not that the fair value of a reporting unit is less than the carrying amount, including goodwill, the Company would then change to the quantitative method; 2) quantitative method –the Company performs the quantitative fair value test by comparing the fair value of a reporting unit with its carrying amount and an impairment charge is measured as the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company has one reporting unit. Impairment is measured as the amount by which the carrying amount of the reporting unit exceeds its fair value, not to exceed the carrying value of goodwill. No impairment of goodwill was recorded for the three months and six months ended May 31, 2026 and 2025.

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

Concentration of Credit Risk

The Company is exposed to a concentration of credit risk due to its reliance on a single customer, FedEx, which accounted for 100% of the Company’s revenue for all periods presented in this report. Accounts receivable are unsecured and derived from revenue earned under the Company’s ISP Agreement with FedEx. The Company’s accounts receivable are typically collected within two days of invoicing, and no allowance for credit loss was recorded as of May 31, 2026 and November 30, 2025. The Company’s reliance on FedEx represents a significant concentration of revenue and accounts receivable. This concentration reflects the Company’s business model as an exclusive service provider to FedEx under its ISP Agreement.

Income Taxes

Income taxes are accounted for using the asset and liability method, as prescribed under ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.

Prior to its acquisition by the Company, JAR (the Predecessor), as an S-Corporation, was not subject to federal corporate income tax, and its taxable income, deductions, and credits were passed through to its stockholders. The Predecessor was subject to the California corporate franchise tax under RTC § 23802, which requires S-Corporations to pay the greater of a minimum tax of $800 or 1.5% of net taxable income derived from California sources. In accordance with ASC 740-10-15-4, deferred tax assets and liabilities were recognized for state-level temporary differences and net operating loss (“NOL”) carryforwards. Following the JAR Acquisition, the Predecessor became a wholly owned subsidiary of the Company, a C-Corporation, and is subject to corporate income tax under the Internal Revenue Code and applicable state tax laws.

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

Loss per share

The Company computes loss per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three months and six months ended May 31, 2026 and 2025, there were no dilutive shares outstanding.

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

In December 2025, the FASB issued ASU 2025-10 – Accounting for Government Grants Received by Business Entities (“ASU 2025-10”), to establish guidance on the recognition, measurement, and presentation of government grants received by business entities. ASU 2025-10 is effective for annual periods beginning after December 15, 2028 and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2025-10 will have on its consolidated financial statements.

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

NOTE 3 — ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	As of May 31,	As of November 30,
	2026	2025
	(Unaudited)	(Audited)
Accounts receivable	$58,676	$72,582

As of the issuance date of this report, the May 31, 2026 and November 30, 2025 accounts receivable balances have been fully collected.

NOTE 4 — LOANS RECEIVABLE

Loans receivable consists of the following:

	As of May 31,	As of November 30,
	2026	2025
	(Unaudited)	(Audited)
Working funds to third party companies-principal	$9,649,811	$9,999,811
Loans receivable	$9,649,811	$9,999,811

During fiscal year 2025, the Company entered into short-term loan agreements with five unrelated third parties, in an aggregate principal amount of $9,999,811. Each loan bore interest at an annual rate of 8% and was secured by an irrevocable personal unlimited joint and several liability guarantee provided by the shareholders or chief executive officers of the respective borrowers. The loans were made to earn interest income on the net proceeds from the Company’s initial public offering (“IPO”) prior to their deployment for the purposes described in the Company’s prospectus (see Part II, Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds).

During the six months ended May 31, 2026, the Company received principal repayments totaling $350,000, reducing the outstanding principal balance to $9,649,811 as of May 31, 2026. As of the issuance date of this report, the Company has received aggregate interest payments of $400,000 under the loan agreements.

Subsequent to May 31, 2026, the Company renewed the loan agreements, extending the maturity date of the remaining outstanding loans to November 30, 2026. Under extended terms, the loans bear interest at an annual rate of 5%.

NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	As of May 31,	As of November 30,
	2026	2025
	(Unaudited)	(Audited)
Other prepaid insurance	$34,545	$1,803
Professional services	208,625	167,067
Prepayment for R&D service	1,650,000	500,000
Interest accrued	604,691	179,309
Other current assets	51,012	50,012
Total Prepaid expenses and other current assets	$2,548,873	$898,191

The balance of $500,000 as of November 30, 2025 and $1,650,000 as of May 31, 2026 in prepayment for R&D service represents the advance payment made to certain third-party providers for the Company’s proprietary application used for delivery services related to the Company’s operational and technology expansion initiatives. As of May 31, 2026, services under this arrangement had been partially delivered and accordingly R&D expense was recognized during either period. The Company expects to recognize this prepayment as expense consistent with the service delivery schedule, which is expected to commence through fiscal year 2026.

The increase in professional services prepayments from $167,067 as of November 30, 2025 to $208,625 as of May 31, 2026 (an increase of $41,558) primarily reflects advance payments made to legal, audit, and investor relations advisors in connection with the Company’s ongoing public reporting obligations, market expansion activities, and potential acquisition evaluation.

NOTE 6 — PLANT AND EQUIPMENT

Plant and equipment consists of the following:

	As of May 31,	As of November 30,
	2026	2025
	(Unaudited)	(Audited)
Vehicles	$337,232	$382,237
Subtotal	337,232	382,237
Less: accumulated depreciation	(195,818)	(215,229)
Plant and equipment	$141,414	$167,008

As of October 25, 2024, upon closing of the JAR Acquisition, the Successor revalued its vehicles to a fair value of $295,912. No additional asset transfers occurred post-acquisition, and the Predecessor’s vehicles, with a historical cost of $1,137,130, were fully retained.

Depreciation expense was $19,944 and $48,368 for the three months ended May 31, 2026 and May 31, 2025, respectively, and $22,672 and $96,736 for the six months ended May 31, 2026 and May 31, 2025, respectively.

NOTE 7 — ACQUISITION

On September 16, 2024, the Company entered into a Stock Purchase Agreement (“Purchase Agreement”) to acquire 100% of the equity interests in JAR for a total purchase price of $1,475,000, as specified in the Purchase Agreement. In accordance with the terms of the Purchase Agreement, the Company made an initial payment of $44,250 (“First Payment”) to the escrow account designated in the Purchase Agreement within three days after the Purchase Agreement was signed. The Company subsequently made another payment of $398,250 (“Second Payment”) on October 22, 2024. Following these payments, the transaction terms of the JAR Acquisition were further revised. Following the revisions in the first amendment, the final consideration was reduced to $1,367,169. Pursuant to the second amendment, the stock transfer date was set as October 25, 2024, which is considered the acquisition date for accounting purposes under ASC 805, Business Combinations (“ASC 805”). The Company made two additional payments totaling $899,669 (“Third and Fourth Payments”) after the acquisition date of October 25, 2024 and prior to the transaction’s official closing date of December 3, 2024. The remaining $25,000, which is contractually due within thirty days of the first anniversary of the Fourth Payment, has been accrued and included in the total purchase consideration recognized in connection with the acquisition.

The Company and JAR were unrelated parties. There was no common control between the Company and JAR prior to the JAR Acquisition. Immediately after the JAR Acquisition, the Company took control of JAR in accordance with the Purchase Agreement. No former owners of JAR remain in governance or management positions in the Company post-acquisition. Based on the above factors, the Company assessed the appropriate accounting treatment under ASC 805 and concluded that the Company is the accounting acquirer. JAR became a 100% owned subsidiary of the Company after the acquisition date of October 25, 2024.

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

The fair value of the identified intangible asset, i.e. customer relationship, and its estimated average useful life as of May 31, 2026 are as follows:

			Average
	As of May 31,	As of November 30,	Useful Life
	2026	2025	(in Years)
Customer relationship	$552,000	$552,000	8.33
Less: accumulated amortization	(92,000)	(64,400)
Total intangible assets	$460,000	$487,600

Amortization expense was $13,800 and $13,800 for the three months ended May 31, 2026 and May 31, 2025, respectively, and $27,600 and $27,600 for the six months ended May 31, 2026 and May 31, 2025, respectively.

NOTE 8 — OTHER PAYABLES AND OTHER CURRENT LIABILITIES

A summary of the Company’s other payables and other liabilities:

	As of May 31,	As of November 30,
	2026	2025
	(Unaudited)	(Audited)
Compensation payable	$53,275	$87,357
Credit card	55,494	38,526
Other accrued expense	110,231	292,484
Total other payables and other liabilities	$219,000	$418,367

NOTE 9 — INSURANCE PREMIUM FINANCING PAYABLE

A summary of the Company’s insurance premium financing payable is listed as follows:

Lender	As of May 31, 2026	As of November 30, 2025	Interest rate
	(Unaudited)	(Audited)
First Insurance Funding	$—	$71,470	7.35%
Total Insurance premium financing payable	$—	$71,470	—

On August 26, 2025, the Company entered into a premium finance agreement with First Insurance Funding, whereby the Company was loaned a total principal amount of $142,197.35 for the purpose of funding the Company’s D&O insurance policy. This loan bears an interest rate of 7.35% per annum, and is repayable in nine monthly installments of principal and interest through May 2026. As of May 31, 2026, a principal amount of $nil remains outstanding. Related prepaid insurance at May 31, 2026 of $31,345 is included in Prepaid D&O insurance.

Interest Expense on Insurance Premium Financing Payable

During the three months ended May 31, 2026 and 2025, the Company recognized $1,540 and $nil interest expense associated with its insurance premium financing payable, respectively.

During the six months ended May 31, 2026 and 2025, the Company recognized $2,637 and $nil interest expense associated with its insurance premium financing payable.

NOTE 10 — INCOME TAXES

The Company and JAR are subject to the tax law of the United States. The Company elected to file income taxes as a corporation for the tax year ended November 30, 2024.

(i)The components of the income tax provision were as follows:

	For the Three Months		For the Six Months
	Ended May 31,		Ended May 31,
	2026	2025	2026	2025

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current tax provision
Federal	$—	$—	$—	$—
State	—	400	1,600	800
	—	400	1,600	800
Deferred tax provision (benefit)
Federal	—	—	—	(72,992)
State	—	—	—	(33,706)
	—	—	—	(106,698)
Income tax provision (benefit)	$—	$400	$1,600	$(105,898)

(ii)Reconciliations of the statutory income tax rate to the effective income tax rate were as follows:

	For the Three Months		For the Six Months
	Ended May 31,		Ended May 31,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Federal statutory tax rate	21.00%	21.0%	21.00%	21.0%
Permanent Items	$—%	$—%	$—%	$—%
State statutory tax rate	6.98%	(7.3)%	6.96%	8.9%
Non-deductible expenses	—%	(14.0)%	—%	(4.6)%
Return to Provision	—%	—%	—%	—%
DTA True Up	0.02%	—%	0.01%	—%
Other	—%	—%	—%	—%
Change in valuation allowance	(28.00)%	—%	(28.00)%	—%
Effective tax rate	$—%	$(0.3)%	$(0.03)%	$25.3%

(iii)Deferred tax liabilities were composed of the following:

	As of May 31,	As of November 30,
	2026	2025
	(Unaudited)	(Audited)
Deferred tax assets:
Net operating loss carry-forwards	2,023,110	551,538
Depreciation expense	—	—
Less: Valuation allowance	(1,890,820)	(410,994)
Total deferred tax assets	132,290	140,544

Deferred tax liabilities:
Customer relationship recognized upon JAR Acquisition	(128,720)	(136,449)
Depreciation expense	(3,570)	(4,095)
Total deferred tax liabilities	(132,290)	(140,544)
Total deferred tax assets (liabilities)	$—	$—

Valuation Allowance

The Company recognizes income taxes using the asset and liability method. Management establishes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of assets and liabilities, using the tax rates expected to be in effect when the temporary differences reverse. Deferred tax assets are also recognized for tax attributes such as net operating loss carryforwards. Realization of the Company’s gross deferred tax asset depends on its ability to generate sufficient taxable income of the appropriate character within the carryforward periods of the jurisdictions in which the net operating and capital losses, deductible temporary differences and credits are generated. In assessing its ability to realize deferred tax assets, the Company considers all available evidence and records valuation allowances to reduce deferred tax assets to the amounts that management concludes are more-likely-than-not to be realized. As of May 31, 2026 and November 30, 2025, the Company believes that a valuation allowance is required.

Uncertain Tax Position

The Company recognizes income tax benefits associated with uncertain tax positions, when, in management’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more likely than not recognition threshold, management initially and subsequently measures the tax benefit as the largest amount judged to have a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority. The Company has concluded that there are no uncertain tax positions requiring recognition in its financial statements as of May 31, 2026.

State Income Tax

To the extent there is state nexus based on sales, location of employees, inventory, and/or other property, a tax provision is prepared and recorded. In 2026, the Company identified nexus in California.

For the three months ended May 31, 2026, the Company recorded a tax provision of $nil. For the three months ended May 31, 2025, the Company recorded a tax provision of $400. For the six months ended May 31, 2026, the Company recorded a tax provision of $1,600. For the six months ended May 31, 2025, the Company recorded a tax benefit of $105,898.

NOTE 11 — CONCENTRATIONS

Credit risk

As of May 31, 2026 and November 30, 2025, $0.2 million and $1.2 million of the Company’s cash was on deposit at financial institutions in the U.S. and insured by the Federal Deposit Insurance Corporation (FDIC) subject to applicable insurance limits. The standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category. The bank deposits exceeding the standard insurance amount will not be covered. The Company’s total unprotected cash held in banks amounted to approximately $nil and $0.5 million as of May 31, 2026 and November 30, 2025, respectively. The Company has not experienced any losses in such accounts.

As of May 31, 2026 and November 30, 2025, $5.0 million and $0.1 million of the Company’s cash was on deposit at financial institutions in Hong Kong, respectively. Per Hong Kong regulations, the maximum insured bank deposit amount is HKD800,000 for each financial institution. The Company’s total unprotected cash held in banks amounted to $4.9 million and $nil as of May 31, 2026 and November 30, 2025, respectively. The Company has not experienced any losses in such accounts.

Accounts receivable are unsecured and derived entirely from revenue earned under the Company’s ISP Agreement with FedEx.

Concentrations

The Company’s sole customer, FedEx, accounted for 100% of the Company’s revenue for both the three months and six months ended May 31, 2026 and May 31, 2025. Accordingly, all of the accounts receivable are derived from FedEx. The Company’s revenue and accounts receivable concentration is consistent with its business model as an exclusive service provider under the ISP Agreement with FedEx.

NOTE 12 — STOCKHOLDERS’ EQUITY

Common Stock

The Company was incorporated on April 3, 2024 under the laws of the State of Delaware. Under the Company’s amended and restated certificate of incorporation on December 19, 2024, the total authorized number of shares of common stock is 1,000,000,000 with a par value of $0.000001, which consists of 900,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock. The Company also has the authority to issue 5,000,000 shares of preferred stock as deemed necessary with a par value per share equal to the par value per share of the Class A common stock. Holders of Class A common stock and Class B common stock have the same rights except for voting and conversion rights. With respect to matters requiring the votes of stockholders, each share of Class A common stock is entitled to one vote, and each share of Class B common stock is entitled to 15 votes. Class B common stock is convertible into Class A common stock at any time after issuance at the option of the holder on a one-to-one basis. Class A common stock is not convertible into shares of any other class. The numbers of authorized and outstanding common stock have been retroactively adjusted to reflect the 1-for-6 reverse stock split effected on December 23, 2024, as if it had occurred at the beginning of all periods presented. All per-share amounts in the financial statements have also been adjusted accordingly.

On August 27, 2024, the Company entered into two separate subscription agreements with two investors, Eternal Blessing Holdings Limited and Centurion Tech Holdings Limited, whereby the Company agreed to sell, and each Investor agreed to purchase, 500,000 shares of Class A common stock at a purchase price of $0.90 per share. The gross proceeds from each subscription agreement were $450,000, respectively, resulting in total gross proceeds of $900,000. As of November 30, 2024, all proceeds were fully received by the Company.

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

On March 10, 2026, the Company entered into Stock Purchase Agreements with eight non-U.S. investors, pursuant to which the Company agreed to issue and sell in a private placement an aggregate of 32,000,000 shares of the Company’s Class A Common Stock, par value $0.000001 per share, at a purchase price of $0.25 per share, for aggregate gross proceeds of $8,000,000. The offering was conducted in offshore transactions pursuant to Rule 903 of Regulation S promulgated under the Securities Act of 1933, as amended. On June 4, 2026, the transaction was closed, and 32,000,000 shares were issued pursuant to this private placement. As of June 4, 2026, there were 44,550,005 shares of Class A common stock and 4,166,667 shares of Class B common stock issued and outstanding.

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

As of May 31, 2026, there were 12,550,005 shares of Class A common stock and 4,166,667 shares of Class B common stock issued and outstanding.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Lease commitments

The total future minimum lease payments of short-term lease under the non-cancellable operating lease with respect to the office as of May 31, 2026 are payable as follows:

Lease Commitment
Within 1 year	$8,145

Contingencies

From time to time, the Company may be a party to various legal actions arising in the ordinary course of business. The Company accrues expenses associated with these matters when they become probable and the amount can be reasonably estimated. Legal expenses incurred in connection with loss contingencies are expensed as incurred.

In February 2025, Pablo Aguero (a former employee of JAR, the “Applicant”) filed a workers’ compensation claim with the California Workers’ Compensation Appeals Board (the “WCAB”) (WCAB Case No: ADJ20520242). This claim relates to his employment in or around May 2023, prior to the acquisition of JAR. While the WCAB filing does not specify a monetary demand, the Applicant previously issued a pre-litigation demand letter asserting claims totaling approximately $46,600. Pursuant to the terms of the stock purchase agreement for the acquisition of JAR, liabilities arising from pre-closing employment matters remain the responsibility of the sellers. Accordingly, the claim is currently being handled by the sellers and legal counsel designated by JAR’s employment practices liability insurance carrier. The Company has requested their assistance in responding to subpoenas issued in connection with the WCAB proceeding, which seek personnel and payroll records related to the Applicant, and they are currently in the process of providing the requested documents. Based on the information available to date, the Company does not anticipate that the outcome of this proceeding will have a material impact on the Company’s business or financial condition.

In June 2025, Rafael Perez Linarez (a former employee of JAR) filed a workers’ compensation claim with the California Workers’ Compensation Appeals Board (WCAB Case No: unassigned). This claim relates to his employment from around July 2020 to June 2022, prior to the Company’s acquisition of JAR. Pursuant to the terms of the stock purchase agreement for the acquisition of JAR, liabilities arising from pre-closing employment matters remain the responsibility of the sellers. The Company has requested their assistance in responding to subpoenas issued in connection with the WCAB proceeding, which seek personnel and payroll records related to the Rafael Perez Linarez, and they are currently in the process of providing the requested documents. Based on the information available to date, the Company does not anticipate that the outcome of this proceeding will have a material impact on the Company’s business or financial condition.

In June 2025, Elma Asusena Oliveros filed a workers’ compensation claim with the California Workers’ Compensation Appeals Board (WCAB Case No: ADJ21112337). This claim relates to her employment from around May 2025. As of the date of this report, this matter has been referred to the Company’s workers’ compensation insurance carrier and no cost estimates are currently available.

In July 2025, Joseph McNeal (a former employee of JAR) filed a workers’ compensation claim with the California Workers’ Compensation Appeals Board (WCAB Case No: ADJ21061503). This claim relates to his employment from October 2024 to April 2025. The Company has responded to related subpoenas. No cost estimates are currently available.

In January 2026, the Company received a demand letter from a former employee of JAR, asserting certain employment-related claims. No legal proceeding has been initiated in connection with this matter. The Company has reached an agreement in principle to settle the claims. The Company does not believe this matter is material to its financial condition or results of operations.

In February 2026, a former employee of JAR filed a wage claim with the California Labor Commissioner (State Case No. WC-CM-1110021). The claim relates to employment from approximately November 2024 to July 2025. The Company was served with the notice in March 2026 and is evaluating the matter. The Company does not believe the matter will have a material adverse effect on its financial condition or results of operations.

As of May 31, 2026, the Company did not have any other material legal claims or litigation that, individually or in aggregate, could have a material adverse impact on the Company’s audited condensed consolidated financial position, results of operations, and cash flows.

NOTE 14 — RELATED PARTY TRANSACTIONS

a. Nature of relationship with related parties

Name	Relationship with the Company
Mr. Huan Liu	Chairman of the Board of Directors
Mr. Raymond June	Former President and former stockholder of JAR
Centurion Tech Holdings Limited	Stockholder
Eternal Blessing Holdings Limited	Stockholder
Grand Bright International Holdings Ltd	Stockholder

During the three months ended May 31, 2026, the Company had no related party transactions required to be disclosed in accordance with ASC 850, Related Party Disclosures. There were no outstanding balances, loans, guarantees, or other transactions with related parties during the period.

NOTE 15 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events from May 31, 2026 through July 14, 2026. Based on this evaluation, the Company has determined that no subsequent events have occurred that require recognition or disclosure in the consolidated financial statements for the three months ended May 31, 2026, except (i) as disclosed in Note 13 with respect to the service of process received in March 2026 in connection with the California Labor Commissioner wage claim; and (ii) as set forth below.

On March 10, 2026, the Company entered into Stock Purchase Agreements with eight non-U.S. investors, pursuant to which the Company agreed to issue and sell in a private placement an aggregate of 32,000,000 shares of the Company’s Class A Common Stock, par value $0.000001 per share, at a purchase price of $0.25 per share, for aggregate gross proceeds of $8,000,000. The offering was conducted in offshore transactions pursuant to Rule 903 of Regulation S promulgated under the Securities Act of 1933, as amended. On June 4, 2026, the transaction was closed, and 32,000,000 shares were issued pursuant to this private placement. As of June 4, 2026, there were 44,550,005 shares of Class A common stock and 4,166,667 shares of Class B common stock issued and outstanding.

On June 1, 2026, the Company entered into extension agreements to its outstanding loan agreements with the borrowers, extending the maturity date of the remaining outstanding principal balance to November 30, 2026 with an interest at an annual rate of 5%.

On July 10, 2026, the Company received aggregate interest payments of $400,000 related to the outstanding loans.

On July 10, 2026, the Company entered into a Software Development Agreement with Leyan Management Ltd. (the “Developer”) for the phased development, upgrade and customization of the Company’s AI-enabled logistics operations platform, which is currently under development. The total consideration under the agreement is $3.3 million. The Developer will deliver the software, source code and related documentation on a milestone basis, subject to the Company’s testing and acceptance. The Company will own all intellectual property and work product developed under the agreement. The Company may terminate the agreement at any time upon written notice, subject only to payment obligations for completed and accepted deliverables.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to: any projections of earnings, revenue, or other financial items; any statements regarding the adequacy, availability, and sources of capital, any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” “project,” or “anticipate,” and other similar words. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in the forward-looking statements include those factors set forth under “Item 1A. Risk Factors” in the Annual Report on Form 10-K (File No. 001-41761) (the “Annual Report”), which was filed with the SEC on February 27, 2026, as amended on March 18, 2026.

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

As of the date of this report, we employ approximately 29 full-time staff, including approximately 23 drivers. Our fleet consists of approximately 22 trucks and trailers. We provide exclusive pickup and delivery services within our designated service area, covering approximately 1,665.28 square miles. We utilize GroundCloud, a leading logistics software, during our course of business, for route optimization, driver management, and compliance monitoring. Additionally, we are actively expanding our investment in advanced technologies to enhance our scalability, automate our operations, and drive our data-driven decision-making. On an average day, we complete between 1,100 to 1,700 stops, facilitating the pickup and delivery of approximately 1,800 to 2,500 packages. During peak seasons, our daily stops rise to an estimated 2,000, allowing us to meet heightened demand with efficiency and reliability.

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

Key Factors Affecting Our Results of Operations

Our results of operations are influenced by several interrelated factors that reflect the dynamic nature of our business environment. The following are the key factors that impact our performance:

●	E-Commerce Growth: We believe the rapid growth of e-commerce is a driving force behind the increased demand for last-mile delivery services. As consumer habits continue to shift toward online shopping, we anticipate benefitting from rising delivery volumes. Meeting customer expectations for fast and reliable service requires ongoing investments in technology and operational capacity.
●	Labor Costs and Workforce Management: Labor costs are one of the largest components of our cost structure, accounting for approximately 50% or more of our total costs through May 31, 2026 and 2025. Retaining a skilled and motivated workforce is critical to maintaining service quality. We strive to mitigate these challenges by optimizing staffing models, including employing part-time and gig workers during peak demand periods, and investing in workforce training and retention programs to improve driver efficiency and reduce turnover.
●	Fuel Costs and Operational Efficiency: Fuel costs are another significant component of our cost of revenue and fluctuations in fuel prices can directly affect our profitability. We managed fuel expenses through standard route planning and operational adjustments on or prior to the Acquisition Date. To further enhance efficiency, we have implemented route optimization strategies aimed at reducing mileage and improving fuel efficiency. In addition, we are exploring the integration of electric vehicles to reduce our reliance on traditional fuel sources and align with our sustainability objectives.
●	Seasonal Demand and Resource Scaling: Peak seasons, such as the holiday period, account for a substantial portion of our annual revenue. Managing this demand requires precise planning and execution, including the temporary hiring of additional drivers, flexible routing strategies, and leveraging the FedEx DRO system, a predictive tool to anticipate delivery patterns. Successfully navigating these high-demand periods is essential to maintaining our reputation and customer relationships.

●	Technology Investments: We utilize GroundCloud, a leading logistics software, for route optimization, driver management, and compliance monitoring. While continuing to leverage this system, we are also expanding our investments in advanced technologies to enhance operational scalability, data-driven decision-making, and automation. By continuously evaluating and adopting innovative solutions, we aim to enhance efficiency, improve service reliability, and optimize operational costs. These ongoing investments in logistics technology are expected to strengthen our capacity to manage growing delivery volumes and position us for long-term success.
●	Customer Concentration and Diversification: As of the date of this report, 100% of our revenue is derived from FedEx. While this partnership provides operational stability, it also exposes us to risks associated with customer dependency. To mitigate these risks, we are actively exploring opportunities to partner with additional carriers and expand our customer base, which we believe will diversify our revenue streams and reduce dependency on a single client.
●	Capital Investments in Infrastructure: Sustained growth depends on strategic investments in vehicles, the transition to electric vehicle, and operational infrastructure, which includes tools and software that support our operations. We focused primarily on maintaining existing operations prior to the Acquisition Date. Following the Acquisition Date, we are adopting a more proactive investment strategy to expand capacity, enhance efficiency, and integrate advanced logistics solutions. These investments support our ability to scale operations, meet customer expectations, and enhance operational efficiency. While these expenditures may impact short-term profitability, they are essential for long-term success.

Results of Operations

Comparison of Results of Operations for the Three Months and Six Months ended May 31, 2026 and May 31, 2025:

	For the Three Months						For the Six Months
	Ended May 31,						Ended May 31,
	2026		2025				2026		2025
	(Successor)		(Predecessor)		Change		(Successor)		(Predecessor)		Change
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Revenue	$726,829	100.0%	$630,250	100.0%	$96,579	15.3%	$1,532,127	100.0%	$1,322,393	100.0%	$209,734	15.9%
Cost of Revenue
Cost of service	67,041	9.2%	49,851	7.9%	17,190	34.5%	158,296	10.3%	120,010	9.1%	38,286	31.9%
Cost of labor	343,973	47.3%	347,132	55.1%	(3,159)	(0.9)%	730,934	47.7%	737,940	55.8%	(7,006)	(0.9)%
Fuel	117,157	16.1%	102,033	16.2%	15,124	14.8%	222,266	14.5%	209,946	15.9%	12,320	5.9%
Maintenance and repairs	83,877	11.5%	51,064	8.1%	32,813	64.3%	131,957	8.6%	144,566	10.9%	(12,609)	(8.7)%
Depreciation and amortization	33,744	4.6%	62,168	9.9%	(28,424)	(45.7)%	50,272	3.3%	124,336	9.4%	(74,064)	(59.6)%
Total cost of revenue	645,792	88.7%	612,248	97.2%	33,544	5.5%	1,293,725	84.4%	1,336,798	101.1%	(43,073)	(3.2)%

Gross Profit (Loss)	81,037	11.3%	18,002	2.8%	63,035	350.2%	238,402	15.6%	(14,405)	(1.1)%	252,807	1,755.0%

General and administrative expenses	706,072	97.1%	141,762	22.5%	564,310	398.1%	1,170,678	76.4%	425,381	32.2%	745,297	175.2%
R&D expenses	2,150,000	295.8%	—	—%	2,150,000	100.0%	2,150,000	140.3%	—	—%	2,150,000	100.0%
Total operating expenses	2,856,072	392.9%	141,762	22.5%	2,714,310	1,914.7%	3,320,678	216.7%	425,381	32.2%	2,895,297	680.6%

Loss from Operations	(2,775,035)	(381.6)%	(123,760)	(19.7)%	(2,651,275)	2,142.3%	(3,082,276)	(201.1)%	(439,786)	(33.3)%	(2,642,490)	600.9%

Other Income (Expense)
Interest income, net	216,101	29.7%	—	—%	216,101	—%	414,838	27.1%	—	—%	414,838	—%
Other income, net	25,992	3.6%	16,556	2.6%	9,436	57.0%	25,992	1.7%	21,285	1.6%	4,707	22.1%
Total other income, net	242,093	33.3%	16,556	2.6%	225,537	1,362.3%	440,830	28.8%	21,285	1.6%	419,545	(1,971.1)%

Loss before Income Tax Expense	(2,532,942)	(348.3)%	(107,204)	(17.1)%	(2,425,738)	2,262.7%	(2,641,446)	(172.3)%	(418,501)	(31.7)%	(2,222,945)	(531.2)%

Income Tax Provision (Benefit)	—	—%	400	0.10%	(400)	100.0%	1,600	0.1%	(105,898)	(8.0)%	107,498	(101.5)%
Net Loss	$(2,532,942)	(348.3)%	$(107,604)	(17.2)%	$(2,425,338)	2,253.9%	$(2,643,046)	(172.4)%	$(312,603)	(23.7)%	$(2,330,443)	745.5%

Revenue

Our revenue is structured into two main categories: (i) fixed revenue, which includes weekly service charges, branding-related reimbursements, and peak season surcharges, and (ii) activity-based revenue, which includes charges based on the number of stops, packages delivered, e-commerce orders, fuel surcharges, and other variable components.

For the three months ended May 31, 2026, we generated total revenue of $726,829, representing an increase of $96,579, or 15.3%, compared with $630,250 for the three months ended May 31, 2025. These increases were primarily attributable to increased weekly service charge standard under our updated service contract and higher volume-based activity revenue contributed by fuel surcharge payment.

For the six months ended May 31, 2026, we generated total revenue of $1,532,127, representing an increase of $209,734, or 15.9%, compared with $1,322,393 for the six months ended May 31, 2025. These increases were primarily attributable to higher volume-based activity revenue, particularly from e-commerce deliveries and fuel surcharges payment driven by an increasing population and the expansion of commercial activity in the areas we serve.

The table below sets forth a breakdown of revenue components for the periods indicated:

	For the Three Months						For the Six Months
	Ended May 31,						Ended May 31,
	2026		2025		Change		2026		2025		Change
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Fixed:
Weekly service charges	$203,541	28.0%	$147,717	23.4%	$55,824	37.8%	$353,230	23.1%	$291,961	22.1%	$61,269	21.0%
Branding-related	10,792	1.5%	8,756	1.4%	2,036	23.3%	20,710	1.4%	17,306	1.3%	3,404	19.7%
Subtotal:	214,333	29.5%	156,473	24.8%	57,860	37.0%	373,940	24.5%	309,267	23.4%	64,673	20.9%
Activity-based:
Stops	108,596	14.9%	103,031	16.3%	5,565	5.4%	218,916	14.3%	203,902	15.4%	15,014	7.4%
Packages	16,607	2.3%	15,928	2.5%	679	4.3%	31,892	2.1%	29,714	2.2%	2,178	7.3%
E-Commerce	253,840	34.9%	263,757	41.8%	(9,917)	(3.8)%	602,377	39.3%	566,919	42.9%	35,458	6.3%
Large packages	19,374	2.7%	19,017	3.0%	357	1.9%	38,142	2.5%	36,040	2.7%	2,102	5.8%
Fuel Surcharge	113,706	15.6%	69,093	11.0%	44,613	64.6%	200,805	13.1%	143,119	10.8%	57,686	40.3%
Surge Stops	—	—%	—	—%	—	—%	41,328	2.7%	29,983	2.3%	11,345	37.8%
Subtotal:	512,123	70.4%	470,826	74.6%	41,297	8.8%	1,133,460	74.0%	1,009,677	76.3%	123,783	12.3%

Other Pickup and Delivery (P&D)	373	0.1%	2,951	0.7%	(2,578)	(87.4)%	24,727	1.6%	3,449	0.3%	21,278	616.9%

Total Revenue	$726,829	100.0%	$630,250	100.0%	$96,579	15.3%	$1,532,127	100.0%	$1,322,393	100.0%	$209,734	15.9%

On February 21, 2026, we renewed our agreement with FedEx. The new contract is valid until January 1, 2027. Under the new contract, the weekly service charge within the fixed fees has increased, while the fee standards for certain types of services under the activity-based model have decreased. This has resulted in varying degrees of increase and decrease across the components of our revenue.

For the three months ended May 31, 2026, total fixed revenue was $214,333, accounting for approximately 29.5% of total revenue, representing an increase of $57,860, or 37.0%, compared to the fixed revenue of $156,473, or approximately 24.8% of total revenue for the three months ended May 31, 2025. For the six months ended May 31, 2026, total fixed revenue was $373,940, accounting for approximately 24.5% of total revenue, representing an increase of $64,673, or 20.9%, compared to the fixed revenue of $309,267, or approximately 23.4% for the six months ended May 31, 2025. The increase primarily due to the increase of weekly service charge standard under our updated service contract from February 2026.

For the three months ended May 31, 2026, total activity-based revenue accounted for $512,123, or 70.4% of total revenue up from $470,826, or 74.6% of total revenue in the same period of the prior year. For the six months ended May 31, 2026, total activity-based revenue accounted for $1,133,460, or 74.0% of total revenue up from $1,009,677, or 76.3% of total revenue in the same period of the prior year. This growth was primarily driven by an increase in the number of parcels we handled and increased fuel surcharge payment as a result of general increasing fuel price.

Among all revenue categories, e-commerce deliveries and weekly service charges continued to be the two largest contributors to our total revenue for both three months and six months ended May 31, 2026 and May 31, 2025.

●	E-commerce deliveries generated $253,840 in revenue during the three months ended May 31, 2026, or 34.9% of total revenue, compared with $263,757, or 41.8%, during the three months ended May 31, 2025. The decrease was mainly due to decreased service unit price from early 2026, together with the increase of fixed price increase. E-commerce deliveries generated $602,377 in revenue during the six months ended May 31, 2026, or 39.3% of total revenue, compared with $566,919, or 42.9%, during the six months ended May 31, 2025. The increases were primarily driven by sustained residential delivery demand within our assigned FedEx service areas and the ever-increasing proficiency and professionalism of our staff in their delivery work. E-commerce deliveries represented the largest revenue component in all reported periods.

●	Weekly service charges totaled $203,541, or 28.0% of total revenue, for the three months ended May 31, 2026, compared with $147,717, or 23.4%, during the three months ended May 31, 2025. Weekly service charges totaled $353,230, or 23.1% of total revenue, for the six months ended May 31, 2026, compared with $291,961, or 22.1%, during the six months ended May 31, 2025. The increases in both periods, $55,824, or 37.8% during the second quarter of 2026 and $61,269, or 21.0% during the six months ended May 31, 2026, was primarily attributable to the increase in the baseline contractual rates under our updated ISP agreement with FedEx. Under the renewed ISP agreement effective February 21, 2026, the increased weekly service charge standard is expected to continue contributing stable fixed revenue and to help offset any seasonal decline in activity-based revenue during the off-season.

Cost of Revenue

The table below summarizes the total cost of revenue and its components for the interim periods presented:

	For the Three Months						For the Six Months
	Ended May 31,						Ended May 31,
	2026		2025		Change		2026		2025		Change
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Cost of service	$67,041	10.4%	$49,851	8.1%	$17,190	34.5%	$158,296	12.2%	$120,010	9.0%	$38,286	31.9%
Cost of Labor	343,973	53.3%	347,132	56.7%	(3,159)	(0.9)%	730,934	56.5%	737,940	55.3%	(7,006)	(0.9)%
Fuel	117,157	18.1%	102,033	16.7%	15,124	14.8%	222,266	17.2%	209,946	15.7%	12,320	5.9%
Maintenance and repairs	83,877	13.0%	51,064	8.3%	32,813	64.3%	131,957	10.2%	144,566	10.8%	(12,609)	(8.7)%
Depreciation and amortization	33,744	5.2%	62,168	10.2%	(28,424)	(45.7)%	50,272	3.9%	124,336	9.2%	(74,064)	(59.6)%
Total Cost of Revenue	$645,792	100.0%	$612,248	100.0%	$33,544	5.5%	$1,293,725	100.0%	$1,336,798	100.0%	$(43,073)	(3.2)%

For the three months ended May 31, 2026, our cost of revenue was $645,792, or 88.7% of total revenue, compared with $612,248, or 97.2%, for the three months ended May 31, 2025. This increase was primarily due to increased maintenance and repair fees and cost of service arising from the rental of additional vehicles to fulfill our delivery volume obligations.

For the six months ended May 31, 2026, our cost of revenue was $1,293,725, or 84.4 % of total revenue, compared with $1,336,798, or 101.1%, for the six months ended May 31, 2025. The decrease in the cost of revenue, as well as the cost as a percentage of revenue, was mainly driven by lower maintenance and repair expenses, and depreciation expenses as certain fleets been fully depreciated, partially offset by increase in cost of service and fuel expenses.

The cost of revenue consists of labor, fuel, depreciation and amortization, service and maintenance related expenses. Overall, our cost of main operations has been well managed compared to revenue growth, reflecting our continuously improving operational management capabilities. Each component of our cost of revenue impacted the overall cost structure during the three and six months ended May 31, 2026 and May 31, 2025, as discussed below:

●	Cost of Service: Service expenses totaled $67,041, or 10.4 % of total cost of revenue, during the three months ended May 31, 2026, compared with $49,851 during the three months ended May 31, 2025. For the six months ended May 31, 2026 and May 31, 2025, service expenses totaled $158,296, or 12.2% of total cost of revenue, and $120,010 or 9.0% of total cost of revenue respectively. These increases were primarily attributable to higher insurance premiums and rental of more vehicles to complete the parcel delivery tasks.
●	Cost of Labor: Cost of labor expenses remained the largest component of our costs of revenue, totaling $343,973, or 53.3% during the three months ended May 31, 2026, a decrease of $3,159, or 0.9%, compared with the three months ended May 31, 2025. Labor expenses for the six months ended May 31, 2026 totaled $730,934, or 56.5% of total cost of revenues, compared with $737,940, or 55.3%, of total cost of revenues for the six months ended May 31, 2025. The decrease of cost of labor, coupled with an increase in revenue, was primarily due to the higher proportion of skilled drivers in our workforce. This enabled us to handle the growing volume of parcel deliveries with fewer drivers. Using fewer, more skilled drivers to deliver the same and even more volume of parcels reduces costs and ensures a higher standard of service. This is the objective and driving force behind our ongoing driver training and efforts to improve operational management.
●	Maintenance and Repair: Maintenance and repair expense increased by $32,813, or 64.3%, to $83,877 during the three months ended May 31, 2026, compared with $51,064 for the three months ended May 31, 2025. This increase occurred primarily as a result of route and scheduling improvements annually. Some of our vehicles have exceeded their depreciation period but are still in service, so we have carried out an annual major overhaul on them. The maintenance costs for this quarter are primarily due to repairs carried out on these vehicles. Maintenance and repair expense decreased by $12,609, or 8.7% to $131,957 during the six months ended May 31, 2026, compared with $144,566 for the six months ended May 31, 2025. The high vehicle maintenance costs in the first half of 2025 were mainly due to the poor condition of many of the vehicles when we first took them over, with a number of them requiring major repairs. This situation did not arise in the first half of 2026, however, resulting in a reduction in maintenance costs.
●	Depreciation and Amortization: Depreciation and amortization expenses totaled $33,744 during the three months ended May 31, 2026, a decrease of $28,424, or 45.7%, compared with $62,168 for the three months ended May 31, 2025. For the six months ended May 31, 2026, depreciation and amortization expense totaled $50,272, down $74,064 or 59.6%, compared with $124,336 for the six months ended May 31, 2025. The decrease was primarily due to a reduction resulting from vehicles being written off and an overall reduction in the size of the vehicle fleet.
●	Fuel: Fuel expense increased by $15,124, or 14.8%, to $117,157 for the three months ended May 31, 2026. The increase of fuel, compared with the activity-based decrease of revenue, was primarily driven by the increasing price level of fuel, partially offset by our improved energy management and toute improvement. For the six months ended May 31, 2026, fuel expense increased by $12,320, or 5.9%, to $222,266 primarily due to improved energy management and improved route planning and enhanced driver operations, which contributed to more efficient fuel utilization and lower average mileage per route, and the introduction of new electric trucks into operations beginning this fiscal quarter against the background of an overall increase in fuel prices.

Gross Profit

For the three months ended May 31, 2026, we recorded our gross profit of $81,037, or 11.3% of total revenue, compared with a gross profit of $18,002, or 2.8%, for the three months ended May 31, 2025. The increase of $63,035 was primarily driven by increased revenue.

For the six months ended May 31, 2026, we recorded a gross profit of $238,402, or 15.6% of total revenue, compared with a gross loss of $14,405, or 1.1 % of total revenue for the six months ended May 31, 2025. The increase of $252,807 was primarily driven by an increase in revenue.

General and Administrative Expenses

The following table sets forth the breakdown of our general and administrative expenses for the periods presented.

	For the Three Months						For the Six Months
	Ended May 31,						Ended May 31,
	2026		2025		Change		2026		2025		Change
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
General and administrative expenses
Professional fees	$170,948	24.2%	$55,636	39.2%	$115,312	207.3%	$426,356	36.4%	$261,206	61.4%	$165,150	63.2%
Payroll Expense	277,683	39.3%	80,986	57.1%	196,697	242.9%	431,237	36.8%	151,689	35.7%	279,548	184.3%
Franchise Tax	200,000	28.3%	—	—%	200,000	100.0%	200,000	17.1%	—	—%	200,000	100.0%
Others	57,441	8.1%	5,140	3.7%	52,301	1,017.5%	113,085	9.7v %	12,486	2.9%	100,599	805.7%
Total general and administrative expenses	$706,072	100.0%	$141,762	100.0%	$564,310	398.1%	$1,170,678	100.0%	$425,381	100.0%	$745,297	175.2%

For the three months ended May 31, 2026, general and administrative expenses were $706,072, compared with $141,762 for the three months ended May 31, 2025, representing an increase of $564,310, or 398.1%. The increase in administrative expenses was primarily due to higher management and staff remuneration following the Company’s listing, increased expenditure on various professional services and higher compensation expenses, and increased franchise tax as a result of becoming a listed company.

For the six months ended May 31, 2026, general and administrative expenses were $1,170,678, compared with $425,381 for the six months ended May 31, 2025, representing an increase of $745,297, or 175.2%. The increase in administrative expenses was primarily due to higher management and staff remuneration following the Company’s listing, increased expenditure on various professional services, human resources expenses and higher insurance costs, and increased franchise tax as a result of becoming a listed company.

Other Income (Expenses)

Interest income

Interest income was $216,101 and $414,838, respectively, for the three and six months ended May 31, 2026, compared with an interest expense of $nil and $nil, respectively, for the three and six months ended May 31, 2025. This increase in interest income was primarily attributable to interest earned on funds lent to unrelated third parties on a short-term basis to optimize the return on proceeds raised through our IPO, before allocating and utilizing those funds in accordance with the purposes set forth in the prospectus.

Income Tax Expense (Benefit)

Our income tax provision was $nil for the three months ended May 31, 2026, compared with an income tax provision of $400 for the three months ended May 31, 2025 due to the tax provision adjustment in the third quarter of fiscal year 2025 related to nondeductible IPO-related costs.

We recorded a tax provision of $1,600 for the six months ended May 31, 2026, compared with a benefit of $105,898 for the six months ended May 31, 2025. The realization of a tax benefit was mainly driven by the loss before income taxes we incurred during the six months ended May 31, 2026.

Net Loss

As a result of the above factors, for the three months ended May 31, 2026, we reported a net loss of $2,532,942, compared with a net loss for the three months ended May 31, 2025 of $107,604. For the six months ended May 31, 2026, we reported a net loss of $2,643,046, compared with a net loss for the six months ended May 31, 2025 of $312,603.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on hand, our ability to generate sufficient revenue, the collection of our accounts receivable, our ability to obtain additional financial support in the future, and our operating and capital expenditure commitments. As of May 31, 2026, we reported cash of $5,235,991 and working capital of $17,275,349, attributable primarily to our IPO completed in August 2025. Working capital as of May 31, 2026 is composed principally of $9,649,811 in loans receivable that mature in May 2026, with cash and other current assets comprising the remainder. Our near-term liquidity is therefore dependent primarily on the timely collection of the outstanding loan balances upon their maturity. Each loan is secured by an irrevocable personal unlimited joint and several liability guarantee provided by the shareholders or chief executive officers of the respective borrowing parties. We expect to collect substantially all outstanding loan principal upon maturity in May 2026 and intend to redeploy those proceeds in accordance with the intended uses set forth in our prospectus. As of the issuance date of this report, $150,000 of the outstanding balance has been received. In the period between the balance sheet date and the expected May 2026 loan maturities, we expect to fund ongoing operating requirements through a combination of cash on hand, operating revenues, and any advance repayments received from borrowers prior to maturity.

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

Cash Flows for the Six Months ended May 31, 2026 and May 31, 2025

The following table summarizes our cash flows for the periods presented:

	For the Six Months	For the Six Months
	Ended May 31, 2026	Ended May 31, 2025
Net cash used in operating activities	$(4,344,650)	$(294,052)
Net cash provided by investing activities	343,582	—
Net cash provided by financing activities	7,928,530	178,922
Net increase in cash	$3,927,462	$(115,130)

Operating Activities

Net cash used in operations was $4,344,650 for the six months ended May 31, 2026, compared with net cash used in operations of $294,052 during the six months ended May 31, 2025. The increase in operating cash outflows was primarily attributable to the following factors: (i) a $1,201,361 increase in prepaid expenses and other current assets, primarily reflecting advance payments made for professional services (representing approximately $723,000 of the increase) and ongoing research and development service costs in connection with our market expansion and potential acquisition activities; (ii) a $28,682 decrease in other payables and current liabilities, primarily due to the settlement of accrued compensation and other operating obligations carried from the prior fiscal year; and (iii) $225,552 in interest income on our loans receivable portfolio that was accrued during the period but not yet received in cash.

Investing Activities

Net cash provided by investing activities was $343,582 for the six months ended May 31, 2026, reflecting repayments received on short-term loans extended in the prior fiscal year. For the six months ended May 31, 2025, net cash from investing activities was $nil.

Financing Activities

Net cash provided by financing activities amounted to $7,928,530 for the six months ended May 31, 2026, mainly attributable to proceeds from issuance of common stock under private placement agreement.

Net cash used in financing activities amounted to $178,922 for the six months ended May 31, 2025, consisting of $480,000 capital contribution from a shareholder, and $296,078 payment for deferred listing cost.

Contractual Obligations and Other Commitments

We have no long-term fixed contractual obligations or commitments as of May 31, 2026.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash, accounts receivable, prepaid expenses and other current assets, accounts payable, due to a related party, other payables and other current liabilities, approximate the fair value of the respective assets and liabilities as of May 31, 2026 and November 30, 2025, based upon the short-term nature of the assets and liabilities.

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

Impairment of Long-Lived Assets

We review long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If an impairment indicator is present, we evaluate recoverability by comparing the carrying amount of the asset group to the sum of the undiscounted expected future cash flows over the remaining useful life of the asset group. If the carrying amount exceeds the recoverable amount, an impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset. We estimate fair value using the expected future cash flow discounted at a rate consistent with the risks associated with the recovery of the assets. Based on the above analysis, no impairment loss was recognized for three months and six months ended May 31, 2026 and May 31, 2025.

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

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2026 and identified one material weakness and two significant deficiencies in our internal control over financial reporting as of May 31, 2026. Based on the evaluation described above and in light of the material weakness and significant deficiencies identified, management has concluded that our disclosure controls and procedures were not effective as of May 31, 2026. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A “significant deficiency” is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. The material weakness and significant deficiencies identified are as follows:

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

In addition, Mr. Huaqin He, one of the Company’s independent directors, is a professor at the College of Life Sciences of Fujian Agriculture and Forestry University with a major expertise in data analytics and systematic research, which can support the Company’s development in digital logistics, operational optimization, and technology-driven decision-making. Another independent director, Ms. Huanhuan Tian, has extensive experience in financial management, auditing, IPO preparation, and corporate compliance.

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

Internal Control Over Financial Reporting

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended May 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Elite Express Holding Inc.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2025, filed with the SEC on February 27, 2026, as amended on March 17, 2026.

Item 1A. Risk Factors

The following risk factors supplements and should be read in conjunction with the risk factors previously disclosed in the Annual Report. Except as set forth below, there have been no material changes to our previously disclosed risk factors.

Risks Related to Our Cash Deposits at Financial Institutions in Hong Kong

As of May 31, 2026 and November 30, 2025, $5.01 million and $0.1 million, respectively, of the Company’s cash was deposited in U.S. dollar accounts in financial institutions in Hong Kong. Per Hong Kong regulations, bank deposits may be insured by up to HKD 800,000 (approximately $102,085) for each financial institution. The Company’s total uninsured cash held in Bank of China (Hong Kong) Limited amounted to $4.9 million and $nil as of May 31, 2026 and November 30, 2025, respectively. As of the date of this quarterly report, the Company has not experienced any losses in such accounts.

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

Risks Related to Our Continued Listing Status

As previously disclosed, on October 31, 2025, we received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, based upon the closing bid price of our listed securities for the previous 30 consecutive business days, we were not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2), which requires listed securities to maintain a minimum bid price of $1.00 per share. The deficiency letter provided us with 180 calendar days, or until April 29, 2026, to regain compliance.

On April 30, 2026, we received a notification from Nasdaq advising us that, although we had not regained compliance with the minimum bid price requirement, Nasdaq had determined that we were eligible for an additional 180 calendar days, or until October 26, 2026, to regain compliance. Nasdaq’s determination was based on our meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market, other than the bid price requirement, and our written notice of our intention to cure the deficiency during the second compliance period, if necessary, by effecting a reverse stock split.

If at any time during the second compliance period the closing bid price of our listed securities is at least $1.00 per share for a minimum of 10 consecutive business days, subject to Nasdaq’s discretion under the Nasdaq Listing Rules, Nasdaq will provide written confirmation of compliance and the matter will be closed. The notification has no immediate effect on the listing or trading of our Class A common stock on The Nasdaq Capital Market.

We intend to continue monitoring the bid price of our listed securities and will consider available options to regain compliance with Nasdaq Listing Rule 5550(a)(2), including, if necessary, effecting a reverse stock split at a ratio within the range previously approved by our stockholders. If we do not regain compliance by October 26, 2026, Nasdaq will provide written notification that our securities will be subject to delisting. Although we intend to use all reasonable efforts to regain compliance with Nasdaq Listing Rule 5550(a)(2), there can be no assurance that we will regain compliance during the second compliance period or otherwise maintain compliance with Nasdaq’s continued listing requirements. A delisting of our Class A common stock could substantially decrease trading in our Class A common stock, adversely affect the liquidity and market price of our Class A common stock, impair our ability to raise additional capital, and result in a loss of investor confidence.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On March 10, 2026, the Company entered into Stock Purchase Agreements with eight non-U.S. investors, pursuant to which the Company agreed to issue and sell in a private placement an aggregate of 32,000,000 shares of the Company’s Class A common stock, par value $0.000001 per share, at a purchase price of $0.25 per share, for aggregate gross proceeds of $8,000,000. The offering was conducted in offshore transactions pursuant to Rule 903 of Regulation S under the Securities Act of 1933, as amended. On June 4, 2026, the transaction closed, and 32,000,000 shares of Class A common stock were issued pursuant to this private placement.

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

The net proceeds raised from the IPO were approximately $13.7 million, after deducting underwriting discounts and the offering expenses payable by us. As of the date of this report, we have deployed the net proceeds as follows: (i) approximately $0.4 million has been used for working capital; and (ii) approximately $9.9 million has been lent to unrelated third parties pursuant to short-term loan agreements at an annual interest rate of 8%, as further described in Note 4 to the condensed consolidated financial statements. The short-term loans represent a change from the use of net proceeds described in our prospectus. Our prospectus contemplated that net proceeds not immediately deployed for their designated purposes would be invested in short-term, interest-bearing bank deposits or debt instruments. Management determined that the short-term loans, which are each secured by irrevocable personal guarantees, provided a more favorable return on the net proceeds while maintaining liquidity in advance of the planned deployment. The loans matured in May 2026 and were extended for six months. The remainder of the net proceeds is held in cash accounts.

As of the date of this report, we have not yet deployed any net proceeds toward the equity or asset acquisitions, fleet upgrades, or mobile application development described in our prospectus.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended May 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

On June 8, 2026, the Company appointed Mr. Ye Hua as Chief Financial Officer of the Company, effective the same date. In connection with his appointment, Mr. Hua entered into an Employment Agreement and an Indemnification Agreement with the Company. Ms. Yidan Chen, who had served as the Company’s Interim Chief Financial Officer, ceased to hold that position upon Mr. Hua’s appointment and continues to serve as Chief Executive Officer, President, and Director of the Company.

On July 10, 2026, the Company entered into a Software Development Agreement with Leyan Management Ltd. (the “Developer”) for the phased development, upgrade and customization of the Company’s AI-enabled logistics operations platform, which is currently under development. The total consideration under the agreement is $3.3 million. The Developer will deliver the software, source code and related documentation on a milestone basis, subject to the Company’s testing and acceptance. The Company will own all intellectual property and work product developed under the agreement. The Company may terminate the agreement at any time upon written notice, subject only to payment obligations for completed and accepted deliverables.

Item 6. Exhibits

The exhibits listed below are filed as part of this quarterly report on Form 10-Q.

Index to Exhibits

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	S-1	333-286965	3.1	May 5, 2025

3.2	Amended and Restated Bylaws	S-1	333-286965	3.2	May 5, 2025

10.1	Director Offer Letter dated December 2, 2025 by and between Huanhuan Tian and the Company	8-K	001-42811	10.1	December 4, 2025

10.2	Indemnification Agreement dated December 2, 2025 by and between Huanhuan Tian and the Company	8-K	001-42811	10.2	December 4, 2025

10.3	Resignation Agreement dated December 15, 2025 by and between the Company and Robert Cook	8-K	001-42811	10.1	December 16, 2025

10.4	Form of Stock Purchase Agreement, dated as of March 10, 2026, by and between Elite Express Holding Inc. and certain purchasers.	8-K	001-42811	10.1	March 11, 2026

10.5	Employment Agreement, dated June 8, 2026, by and between Elite Express Holding Inc. and Ye Hua	8-K	001-42811	10.1	June 8, 2026

10.6	Indemnification Agreement, dated June 8, 2026, by and between Elite Express Holding Inc. and Ye Hua	8-K	001-42811	10.2	June 8, 2026

10.7	Software Development Agreement, dated July 10, 2026, by and between Elite Express Holding Inc. and Leyan Management Ltd.	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

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

Date: July 14, 2026

Elite Express Holding Inc.

By:	/s/ Yidan Chen
Yidan Chen
Chief Executive Officer, President and Director
(Principal Executive Officer)