Form 10-Q
period 2026-08-31
Elite Express Holding Inc.
filed 2026-10-14
CIK 2053641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2026

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

As of October 13, 2026, there were 48,716,672 shares of common stock, consisting of (i) 44,550,005 shares of Class A common stock, par value $0.000001 per share, and (ii) 4,166,667 shares of Class B common stock, par value $0.000001 per share, outstanding.

Elite Express Holding Inc.

Form 10-Q

For the Quarterly Period Ended August 31, 2026

i

Elite Express Holding Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ELITE EXPRESS HOLDING INC. & ITS SUBSIDIARY

(Unaudited) CONDENSED CONSOLIDATED BALANCE SHEETS

	As of August 31,	As of November 30,
	2026	2025
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,003,589	$1,308,529
Accounts receivable	76,574	72,582
Loans receivable	11,549,811	9,999,811
Deferred offering cost	41,430	—
Prepaid D&O insurance	137,701	102,443
Prepaid expenses and other current assets	2,124,707	898,191
TOTAL CURRENT ASSETS	16,933,812	12,381,556
NON-CURRENT ASSETS:
Plant and equipment	124,943	167,008
Intangible assets	446,200	487,600
Goodwill	668,858	668,858
TOTAL ASSETS	$18,173,813	$13,705,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,130	$20,918
Insurance premium financing payable	106,236	71,470
Tax payable	800	2,400
Other payables and other current liabilities	245,964	418,367
TOTAL CURRENT LIABILITIES	385,130	513,155
NONCURRENT LIABILITY:

TOTAL LIABILITIES	385,130	513,155

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.000001 par value, 1,000,000,000 shares authorized; 48,716,672 and 16,716,672 shares issued and outstanding as of August 31, 2026 and November 30, 2025, including: *
Class A common stock, $0.000001 par value - 900,000,000 shares authorized; 44,550,005 and 12,550,005 shares issued and outstanding as of August 31, 2026 and November 30, 2025	45	13
Class B common stock, $0.000001 par value - 100,000,000 shares authorized, 4,166,667 and 4,166,667 shares issued and outstanding as of August 31, 2026 and November 30, 2025	4	4
Additional paid-in capital	23,686,814	15,686,846
Accumulated deficit	(5,898,180)	(2,494,996)
TOTAL STOCKHOLDERS’ EQUITY	17,788,683	13,191,867

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,173,813	$13,705,022

*Retrospectively adjusted for the reverse split of the Company’s common stock at a ratio of 1-for-6, which took effect on December 23, 2024 (the “Reverse Stock Split”). See also Note 12.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE EXPRESS HOLDING INC. & ITS SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	August 31,		August 31,
	2026	2025	2026	2025

REVENUE	$766,422	$633,865	$2,298,549	$1,956,258

COST OF REVENUE
Cost of service	76,902	56,974	235,198	176,984
Cost of labor	357,790	347,945	1,088,724	1,085,885
Depreciation and amortization	30,272	64,332	80,544	188,668
Fuel	114,408	94,654	336,674	304,600
Maintenance and repairs	91,291	63,143	223,248	207,709
Total cost of revenue	670,663	627,048	1,964,388	1,963,846

GROSS PROFIT (LOSS)	95,759	6,817	334,161	(7,588)

OPERATING EXPENSES
R&D expenses	—	—	2,150,000	—
General and administrative expenses	1,017,024	151,600	2,187,702	576,981
Total operating expenses	1,017,024	151,600	4,337,702	576,981

LOSS FROM OPERATIONS	(921,265)	(144,783)	(4,003,541)	(584,569)

OTHER INCOME (EXPENSE)
Interest income, net	161,127	2,248	575,965	2,248
Other income, net	—	—	25,992	21,285
Total other income, net	161,127	2,248	601,957	23,533

LOSS BEFORE INCOME TAX BENEFIT	(760,138)	(142,535)	(3,401,584)	(561,036)

Income tax expense (benefit)	—	43,346	1,600	(62,552)

NET LOSS	$(760,138)	$(185,881)	$(3,403,184)	$(498,484)

Loss per common share - basic and diluted	$(0.02)	$(0.01)	$(0.13)	$(0.04)
Weighted average shares - basic and diluted*	47,325,368	13,288,411	26,994,044	13,041,947

*Retrospectively adjusted for the reverse split of the Company’s common stock at a ratio of 1-for-6, which took effect on December 23, 2024 (the “Reverse Stock Split”). See Note 12.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE EXPRESS HOLDING INC. & ITS SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED AUGUST 31, 2026 AND 2025

	Common Stock*
	Class A		Class B		Additional		Total
	Common		Common		paid-in	Accumulated	Stockholders’
	stock	Amount	stock	Amount	capital	Deficit	Equity
Balance, November 30, 2024	8,750,005	$9	4,166,667	$4	$1,684,988	$(309,009)	$1,375,992
Capital Contributions from a stockholder	—	—	—	—	300,000	—	300,000
Net loss for the period	—	—	—	—	—	(204,999)	(204,999)
Balance, February 28, 2025	8,750,005	$9	4,166,667	$4	$1,984,988	$(514,008)	$1,470,993
Capital Contributions from a stockholder	—	—	—	—	180,000	—	180,000
Net loss for the period	—	—	—	—	—	(107,604)	(107,604)
Balance, May 31, 2025	8,750,005	$9	4,166,667	$4	$2,164,988	$(621,612)	$1,543,389
Stock Issuance	3,800,000	4	—	—	—	—	4
Net Proceeds from IPO	—	—	—	—	13,717,936	—	13,717,936
Capital Contributions from a shareholder	—	—	—	—	150,000	—	150,000
Offset with Deferred listing cost	—	—	—	—	(346,078)	—	(346,078)
Net loss for the period	—	—	—	—	—	(185,881)	(185,881)
Balance, August 31, 2025	12,550,005	$13	4,166,667	$4	$15,686,846	$(807,493)	$14,879,370

*Retrospectively adjusted for the reverse split of the Company’s common stock at a ratio of 1-for-6, which took effect on December 23, 2024 (the “Reverse Stock Split”). See Note 12.

	Common Stock
	Class A		Class B		Additional		Total
	Common		Common		paid-in	Accumulated	Stockholders’
	stock	Amount	stock	Amount	capital	Deficit	Equity
Balance, November 30, 2025	12,550,005	$13	4,166,667	$4	$15,686,846	$(2,494,996)	$13,191,867
Net loss for the period	—	—	—	—	—	(110,104)	(110,104)
Balance, February 28, 2026	12,550,005	$13	4,166,667	$4	$15,686,846	(2,605,100)	13,081,763
Advances from Stock Issuance	—	—	—	—	8,000,000	—	8,000,000
Net loss for the period	—	—	—	—	—	(2,532,942)	(2,532,942)
Balance, May 31, 2026	12,550,005	$13	4,166,667	$4	$23,686,846	$(5,138,042)	$18,548,821
Stock issuance through PIPE	32,000,000	32	—	—	(32)	—	—
Net loss for the period	—	—	—	—	—	(760,138)	(760,138)
Balance, August 31, 2026	44,550,005	$45	4,166,667	$4	$23,686,814	$(5,898,180)	$17,788,683

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE EXPRESS HOLDING INC. & ITS SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	August 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,403,184)	$(498,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	41,400	41,400
Depreciation of plant and equipment	39,144	147,268
Plant and equipment written off	9,340	—
Accrued interest income	(160,729)	—
Deferred tax (benefit)	—	(64,152)
Changes in operating assets and liabilities:
(Decrease) increase in accounts receivable	(3,992)	1,045
Increase in prepaid D&O insurance	(35,258)	(137,993)
(Decrease) increase in prepaid expenses and other current assets	(1,065,788)	50,495
(Decrease) increase in accounts payable	11,212	(1,845)
Decrease in other payables and other current liabilities	(172,403)	(177,944)
Decrease in taxes payable	(1,600)	—
Net cash used in operating activities	(4,741,858)	(640,210)
Cash flows from investing activities:
Purchase of property and equipment	(6,418)	(79,908)
Repayments of loan to unrelated third parties	350,000	—
Loans made to unrelated third parties	(1,900,000)	—
Net cash used in investing activities	(1,556,418)	(79,908)
Cash flows from financing activities:
Net Proceeds from offerings	8,000,000	13,717,940
Repayment for D&O insurance premium financing	—	(35,961)
Premium financed	141,897	142,197
Payment for deferred offering cost	(41,430)	(346,078)
Repayments made to a related party	—	(5,000)
Capital contributions from a shareholder	—	630,000
Repayment of insurance premium financing obligations	(107,131)	—
Net cash provided by financing activities	7,993,336	14,103,098

Net increase in cash	1,695,060	13,382,980
Cash, beginning of period	1,308,529	170,157
Cash, end of period	$3,003,589	$13,553,137

Supplemental cash flow information
Cash paid for interest	$10,549	$—
Cash paid for income tax	$3,200	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE EXPRESS HOLDING INC. (SUCCESSOR) AND JAR TRANSPORTATION INC (PREDECESSOR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION

Elite Express Holding Inc. (“ETS” or the “Company”) was incorporated on April 3, 2024, under the laws of the State of Delaware. The Company is a holding entity that was formed for the purpose of acquiring JAR Transportation Inc. (“JAR”).

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

On October 25, 2024, the Company acquired all issued and outstanding shares of JAR for a total consideration of $1,367,169 in cash, pursuant to a stock purchase agreement dated September 16, 2024 along with Amendment No.2 to the stock purchase agreement dated November 22, 2024 (the “JAR Acquisition”). As of October 25, 2024, JAR ceased to be an S-Corporation and became a wholly owned subsidiary of ETS, a C-Corporation. Refer to Note 7 — Acquisition, for additional information.

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

Accounts receivable represent amounts due to the Company upon the completion of performance obligations for last-mile delivery services. Revenue is recognized in accordance with the Company’s revenue recognition policy, as verified by the Weekly Independent Service Provider Charge Statement. Payments are typically received within two days of invoicing, and the Company does not extend credit or maintain significant outstanding receivables. The Company reviews the accounts receivable on a periodic basis and makes allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including historical losses, the age of the receivable balance, the customer’s historical payment patterns, its current credit-worthiness and financial condition, and current market conditions and economic trends. Accounts are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of August 31, 2026 and November 30, 2025, no allowance for credit losses was recorded, as all outstanding balances were considered fully collectible.

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

Impairment of Long-lived Assets

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If an impairment indicator is present, the Company evaluates recoverability by comparing the carrying amount of the asset group to the sum of the undiscounted expected future cash flows over the remaining useful life of the asset group. If the carrying amount exceeds the recoverable amount, an impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset. The Company estimates fair value using the expected future cash flows discounted at a rate consistent with the risks associated with the recovery of the assets. Based on the above analysis, no impairment loss was recognized for the three months and nine months ended August 31, 2026 and 2025.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, loans receivable, and other current assets, accounts payable, due to a related party, other payables and other current liabilities, approximate the fair value of the respective assets and liabilities as of August 31, 2026 and November 30, 2025, based upon the short-term nature of the assets and liabilities.

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

The Company tests goodwill and intangible assets that are not subject to amortization for impairment annually on November 30, and the Company’s goodwill impairment review involves the following steps: 1) qualitative assessment – evaluate qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The factors the Company considers include, but are not limited to, macroeconomic conditions, industry and market considerations, cost factors, financial performance, and events specific to that reporting unit. If, or when, the Company determines it is more likely than not that the fair value of a reporting unit is less than the carrying amount, including goodwill, the Company would then change to the quantitative method; 2) quantitative method –the Company performs the quantitative fair value test by comparing the fair value of a reporting unit with its carrying amount and an impairment charge is measured as the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company has one reporting unit. Impairment is measured as the amount by which the carrying amount of the reporting unit exceeds its fair value, not to exceed the carrying value of goodwill. No impairment of goodwill was recorded for the three months and nine months ended August 31, 2026 and 2025.

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

Concentration of Credit Risk

The Company is exposed to a concentration of credit risk due to its reliance on a single customer, FedEx, which accounted for 100% of the Company’s revenue for all periods presented in this report. Accounts receivable are unsecured and derived from revenue earned under the Company’s ISP Agreement with FedEx. The Company’s accounts receivable are typically collected within two days of invoicing, and no allowance for credit loss was recorded as of August 31, 2026 and November 30, 2025. The Company’s reliance on FedEx represents a significant concentration of revenue and accounts receivable. This concentration reflects the Company’s business model as an exclusive service provider to FedEx under its ISP Agreement.

Research and development

Research and development costs are expensed as incurred in accordance with ASC 730, Research and Development. We do not capitalize internal or external software development costs. We may engage third-party service providers to develop, upgrade and adapt our proprietary ROUTE X application, and payments made in advance of the receipt of such services are recorded within prepaid items and other current assets and are expensed when the related services are rendered. No research and development expenses were capitalized as intangible assets in any period presented.

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

Loss per share

The Company computes loss per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three months and nine months ended August 31, 2026 and 2025, there were no dilutive shares outstanding.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendment provides (1) all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets and (2) entities other than public business entities with an accounting policy election to consider collection activity after the balance sheet date when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This guidance is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the above new accounting pronouncements or guidance on the consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-use Software: Targeted Improvements to the Accounting for Internal-use Software which amends the guidance in ASC 350-40: Targeted Improvements to the Accounting for Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”), to establish guidance on the recognition, measurement, and presentation of government grants received by business entities. ASU 2025-10 is effective for annual reporting periods beginning after December 15, 2028 for public business entities, and for annual reporting periods beginning after December 15, 2029 for entities other than public business entities. As an emerging growth company that has elected the extended transition period, the Company will adopt ASU 2025-10 for annual reporting periods beginning after December 15, 2029. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2025-10 on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11—Interim Reporting (Topic 270): Narrow Scope Improvements, which clarifies the current requirements under Topic 270. The ASU provides a comprehensive list of required interim disclosures and requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 for public business entities, and for interim reporting periods within annual reporting periods beginning after December 15, 2028 for entities other than public business entities. As an emerging growth company that has elected the extended transition period, the Company will adopt ASU 2025-11 for interim reporting periods within annual reporting periods beginning after December 15, 2028. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-11 on its consolidated financial statements and related disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

NOTE 3 — ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	As of August 31,	As of November 30,
	2026	2025
	(Unaudited)	(Audited)
Accounts receivable	$76,574	$72,582

As of the issuance date of this report, the August 31, 2026 and November 30, 2025 accounts receivable balances have been fully collected.

NOTE 4 — LOANS RECEIVABLE

Loans receivable consists of the following:

	As of August 31,	As of November 30,
	2026	2025
	(Unaudited)	(Audited)
Working funds to third party companies-principal	$11,549,811	$9,999,811
Loans receivable	$11,549,811	$9,999,811

During fiscal year 2025, the Company entered into short-term loan agreements with five unrelated third parties, in an aggregate principal amount of $9,999,811. Each loan bore interest at an annual rate of 8% and was secured by an irrevocable personal unlimited joint and several liability guarantee provided by the shareholders or chief executive officers of the respective borrowers. The loans were made to earn interest income on the net proceeds from the Company’s initial public offering (“IPO”) prior to their deployment for the purposes described in the Company’s prospectus (see Part II, Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds). On June 1, 2026, the Company renewed the aforementioned loan agreements, extending the maturity date of the remaining outstanding loans to November 30, 2026. Under the extended terms, the loans bear interest at an annual rate of 5%.

During the three months ended August 31, 2026, the Company entered into short-term loan agreements with two unrelated third parties, in an aggregate principal amount of $1,900,000. Each loan bore interest at an annual rate of 5% and was secured by an irrevocable personal unlimited joint and several liability guarantee provided by the shareholders or chief executive officers of the respective borrowers. The loans were made in connection with the Company’s ongoing business relationships with the borrowers and to support and maintain such relationships.

During the nine months ended August 31, 2026, the Company received principal repayments totaling $350,000, reducing the outstanding principal balance to $11,549,811 as of August 31, 2026. As of the issuance date of this report, the Company has received aggregate interest payments of $400,000 under the loan agreements.

NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	As of August 31,	As of November 30,
	2026	2025
	(Unaudited)	(Audited)
Other prepaid insurance	$33,251	$1,803
Professional services	72,875	167,067
Prepayment for R&D service	1,650,000	500,000
Interest accrued	340,038	179,309
Other current assets	28,543	50,012
Total Prepaid expenses and other current assets	$2,124,707	$898,191

The balance of $500,000 as of November 30, 2025 and $1,650,000 as of August 31, 2026 in prepayment for R&D service represents the advance payment made to certain third-party providers for the Company’s proprietary application used for delivery services related to the Company’s operational and technology expansion initiatives. As of August 31, 2026, services under this arrangement had been partially delivered and accordingly R&D expense was recognized during the nine months ended August 31, 2026. The Company expects to recognize this prepayment as expense consistent with the service delivery schedule, which is expected to commence through fiscal year 2026.

NOTE 6 — PLANT AND EQUIPMENT

Plant and equipment consists of the following:

	As of August 31,	As of November 30,
	2026	2025
	(Unaudited)	(Audited)
Vehicles	$337,232	$382,237
Subtotal	337,232	382,237
Less: accumulated depreciation	(212,289)	(215,229)
Plant and equipment	$124,943	$167,008

As of October 25, 2024, upon closing of the JAR Acquisition, the Successor revalued its vehicles to a fair value of $295,912. No additional asset transfers occurred post-acquisition, and the Predecessor’s vehicles, with a historical cost of $1,137,130, were fully retained.

Depreciation expense was $16,472 and $50,532 for the three months ended August 31, 2026 and August 31, 2025, respectively, and $39,144 and $147,268 for the nine months ended August 31, 2026 and August 31, 2025, respectively.

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

The fair value of the identified intangible asset, i.e. customer relationship, and its estimated average useful life as of August 31, 2026 are as follows:

			Average
	As of August 31,	As of November 30,	Useful Life
	2026	2025	(in Years)
Customer relationship	$552,000	$552,000	8.08
Less: accumulated amortization	(105,800)	(64,400)
Total intangible assets	$446,200	$487,600

Amortization expense was $13,800 and $13,800 for the three months ended August 31, 2026 and August 31, 2025, respectively, and $41,400 and $41,400 for the nine months ended August 31, 2026 and August 31, 2025, respectively.

NOTE 8 — OTHER PAYABLES AND OTHER CURRENT LIABILITIES

A summary of the Company’s other payables and other liabilities:

	As of August 31,	As of November 30,
	2026	2025
	(Unaudited)	(Audited)
Compensation payable	$79,907	$87,357
Credit card payable	22,828	38,526
Other accrued expense	143,229	292,484
Total other payables and other liabilities	$245,964	$418,367

Compensation payable represents salaries, wages and related payroll obligations earned by employees but not yet paid as of the balance sheet date.

Credit card payable represents outstanding corporate credit card balances, which are settled in the ordinary course of business.

Other accrued expenses consist primarily of professional service fees payable, including audit, tax, legal and consulting fees, which are accrued as incurred and settled in the ordinary course of business. The decrease in other payables and other current liabilities from $418,367 as of November 30, 2025 to $245,964 as of August 31, 2026 was primarily attributable to the settlement of accrued professional fees carried over from the prior fiscal year.

NOTE 9 — INSURANCE PREMIUM FINANCING PAYABLE

A summary of the Company’s insurance premium financing payable is listed as follows:

Lender	As of August 31, 2026	As of November 30, 2025	Interest rate
	(Unaudited)	(Audited)
First Insurance Funding	$106,236	$71,470	6.85%
Total Insurance premium financing payable	$106,236	$71,470	—

On August 21, 2026, the Company entered into a premium finance agreement with First Insurance Funding, whereby the Company was loaned a total principal amount of $141,897.35 for the purpose of funding the Company’s D&O insurance policy. This loan bears an interest rate of 6.85% per annum, and is repayable in nine monthly installments of principal and interest through May 2027. As of August 31, 2026, a principal amount of $106,236 remains outstanding. Related prepaid insurance at August 31, 2026 of $137,701 is included in Prepaid D&O insurance.

Interest Expense on Insurance Premium Financing Payable

During the three months ended August 31, 2026 and 2025, the Company recognized $nil and $nil interest expense associated with its insurance premium financing payable, respectively.

During the nine months ended August 31, 2026 and 2025, the Company recognized $1,540 and $nil interest expense associated with its insurance premium financing payable.

NOTE 10 — INCOME TAXES

The Company and JAR are subject to the tax law of the United States. The Company elected to file income taxes as a corporation for the tax year ended November 30, 2024.

(i)The components of the income tax provision were as follows:

	For the Three Months		For the Nine Months
	Ended August 31,		Ended August 31,
	2026	2025	2026	2025

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current tax provision
Federal	$—	$—	$—	$—
State	—	800	1,600	1,600
	—	800	1,600	1,600
Deferred tax provision (benefit)
Federal	—	35,468	—	(37,524)
State	—	7,078	—	(26,628)
	—	42,546	—	(64,152)
Income tax provision (benefit)	$—	$43,346	$1,600	$(62,552)

(ii)Reconciliations of the statutory income tax rate to the effective income tax rate were as follows:

	For the Three Months		For the Nine Months
	Ended August 31,		Ended August 31,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Federal statutory tax rate	21.00%	21.0%	21.00%	21.0%
Permanent Items	$—%	$—%	$—%	$—%
State statutory tax rate	6.98%	(12.4)%	6.96%	3.5%
Non-deductible expenses	—%	(39.0)%	—%	(13.4)%
Return to Provision	—%	—%	—%	—%
DTA True Up	0.08%	—%	0.01%	—%
Other	—%	—%	—%	—%
Change in valuation allowance	(28.06)%	—%	(28.00)%	—%
Effective tax rate	$—%	$(30.4)%	$(0.04)%	$11.1%

(iii)Deferred tax liabilities were composed of the following:

	As of August 31,	As of November 30,
	2026	2025
	(Unaudited)	(Audited)
Deferred tax assets:
Net operating loss carry-forwards	1,812,080	551,538
Depreciation expense	—	—
Less: Valuation allowance	(1,681,220)	(410,994)
Total deferred tax assets	130,860	140,544

Deferred tax liabilities:
Customer relationship recognized upon JAR Acquisition	(124,860)	(136,449)
Depreciation expense	(6,000)	(4,095)
Total deferred tax liabilities	(130,860)	(140,544)
Total deferred tax assets (liabilities)	$—	$—

Valuation Allowance

The Company recognizes income taxes using the asset and liability method. Management establishes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of assets and liabilities, using the tax rates expected to be in effect when the temporary differences reverse. Deferred tax assets are also recognized for tax attributes such as net operating loss carryforwards. Realization of the Company’s gross deferred tax asset depends on its ability to generate sufficient taxable income of the appropriate character within the carryforward periods of the jurisdictions in which the net operating and capital losses, deductible temporary differences and credits are generated. In assessing its ability to realize deferred tax assets, the Company considers all available evidence and records valuation allowances to reduce deferred tax assets to the amounts that management concludes are more-likely-than-not to be realized. As of August 31, 2026 and November 30, 2025, the Company believes that a valuation allowance is required.

Uncertain Tax Position

The Company recognizes income tax benefits associated with uncertain tax positions, when, in management’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more likely than not recognition threshold, management initially and subsequently measures the tax benefit as the largest amount judged to have a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority. The Company has concluded that there are no uncertain tax positions requiring recognition in its financial statements as of August 31, 2026.

State Income Tax

To the extent there is state nexus based on sales, location of employees, inventory, and/or other property, a tax provision is prepared and recorded. In 2026, the Company identified nexus in California.

For the three months ended August 31, 2026, the Company recorded a tax provision of $nil. For the three months ended August 31, 2025, the Company recorded a tax provision of $43,346. For the nine months ended August 31, 2026, the Company recorded a tax provision of $1,600. For the nine months ended August 31, 2025, the Company recorded a tax benefit of $62,552.

NOTE 11 — CONCENTRATIONS

Credit risk

As of August 31, 2026 and November 30, 2025, $0.1 million and $1.2 million of the Company’s cash was on deposit at financial institutions in the U.S. and insured by the Federal Deposit Insurance Corporation (FDIC) subject to applicable insurance limits. The standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category. The bank deposits exceeding the standard insurance amount will not be covered. The Company’s total unprotected cash held in banks amounted to approximately $nil and $0.5 million as of August 31, 2026 and November 30, 2025, respectively. The Company has not experienced any losses in such accounts.

As of August 31, 2026 and November 30, 2025, $2.9 million and $0.1 million of the Company’s cash was on deposit at financial institutions in Hong Kong, respectively. Per Hong Kong regulations, the maximum insured bank deposit amount is HKD800,000 for each financial institution. The Company’s total unprotected cash held in banks amounted to $2.8 million and $nil as of August 31, 2026 and November 30, 2025, respectively. The Company has not experienced any losses in such accounts.

Accounts receivable are unsecured and derived entirely from revenue earned under the Company’s ISP Agreement with FedEx.

Concentrations

The Company’s sole customer, FedEx, accounted for 100% of the Company’s revenue for both the three months and nine months ended August 31, 2026 and August 31, 2025. Accordingly, all of the accounts receivable are derived from FedEx. The Company’s revenue and accounts receivable concentration is consistent with its business model as an exclusive service provider under the ISP Agreement with FedEx.

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

As of August 31, 2026, there were 44,550,005 shares of Class A common stock and 4,166,667 shares of Class B common stock issued and outstanding.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Lease commitments

The total future minimum lease payments of short-term lease under the non-cancellable operating lease with respect to the office as of August 31, 2026 are payable as follows:

Lease Commitment
Within 1 year	$5,091

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

As of August 31, 2026, the Company did not have any other material legal claims or litigation that, individually or in aggregate, could have a material adverse impact on the Company’s audited condensed consolidated financial position, results of operations, and cash flows.

NOTE 14 — RELATED PARTY TRANSACTIONS

a. Nature of relationship with related parties

Name	Relationship with the Company
Mr. Huan Liu	Chairman of the Board of Directors
Centurion Tech Holdings Limited	Stockholder
Eternal Blessing Holdings Limited	Stockholder
Grand Bright International Holdings Ltd	Stockholder

During the three months ended August 31, 2026, the Company had no related party transactions required to be disclosed in accordance with ASC 850, Related Party Disclosures. There were no outstanding balances, loans, guarantees, or other transactions with related parties during the period.

NOTE 15 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through October 14, 2026, the date the condensed consolidated financial statements were available to be issued, and has determined that, other than the matters described below, no material subsequent events require recognition or disclosure.

On August 28, 2026, the Company filed a registration statement on Form S-3 (File No. 333-298648) with the U.S. Securities and Exchange Commission (the “SEC”), as amended on October 9, 2026 (the “Form S-3”). The Form S-3 is an unallocated universal shelf registration statement under which the Company may offer and sell, following effectiveness, from time to time in one or more offerings, up to an aggregate offering price of $300,000,000 of its Class A common stock, preferred stock, debt securities, warrants, rights and units, or any combination thereof. The Form S-3 relates solely to securities offered and sold by the Company. The Company intends to use the net proceeds from any offering under the Form S-3 as set forth in the applicable prospectus supplement. As of the date of this report, no securities had been sold under the Form S-3. As of the filing date of this quarterly report on Form 10-Q, the Form S-3 has not been declared effective by the US Securities and Exchange Commission and no securities have been issued or sold under the Form S-3.

On September 2, 2026, the Company held its 2026 Annual Meeting of Stockholders (the “2026 Annual Meeting”). At the 2026 Annual Meeting, the Company’s stockholders (i) re-elected Huan Liu, Yidan Chen, Huaqin He, Jianing Lu and Huanhuan Tian as directors, each to serve until the Company’s next annual meeting of stockholders or until their respective successors are duly elected or appointed; (ii) ratified the appointment of Audit Alliance LLP as the Company’s independent registered public accounting firm for the fiscal year ending November 30, 2026; and (iii) approved the Elite Express Holding Inc. 2026 Stock Incentive Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to: any projections of earnings, revenue, or other financial items; any statements regarding the adequacy, availability, and sources of capital, any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” “project,” or “anticipate,” and other similar words. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in the forward-looking statements include those factors set forth under “Item 1A. Risk Factors” in the Annual Report on Form 10-K (File No. 001-42811) (the “Annual Report”), which was filed with the SEC on February 27, 2026, as amended on March 18, 2026.

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

As of the date of this report, we employ approximately 29 full-time staff, including approximately 23 drivers. Our fleet consists of approximately 22 trucks and trailers. We provide exclusive pickup and delivery services within our designated service area, covering approximately 1,665.28 square miles. We utilize GroundCloud, a leading logistics software, in the course of our business, for route optimization, driver management, and compliance monitoring. Additionally, we are actively expanding our investment in advanced technologies to enhance our scalability, automate our operations, and drive our data-driven decision-making. On average, we complete between 1,100 and 1,700 stops, facilitating the pickup and delivery of approximately 1,800 to 2,500 packages. During peak seasons, our daily stops rise to an estimated 2,000, allowing us to meet heightened demand with efficiency and reliability.

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

Key Factors Affecting Our Results of Operations

Our results of operations are influenced by several interrelated factors that reflect the dynamic nature of our business environment. The following are the key factors that impact our performance:

●	E-Commerce Growth: We believe the rapid growth of e-commerce is a driving force behind the increased demand for last-mile delivery services. As consumer habits continue to shift toward online shopping, we anticipate benefitting from rising delivery volumes. Meeting customer expectations for fast and reliable service requires ongoing investments in technology and operational capacity.
●	Labor Costs and Workforce Management: Labor costs are one of the largest components of our cost structure, accounting for approximately 50% or more of our total costs of revenue for both the three and nine months ended August 31, 2026 and 2025. Retaining a skilled and motivated workforce is critical to maintaining service quality. We strive to mitigate these challenges by optimizing staffing models, including employing part-time and gig workers during peak demand periods, and investing in workforce training and retention programs to improve driver efficiency and reduce turnover.
●	Fuel Costs and Operational Efficiency: Fuel costs are another significant component of our cost of revenue and fluctuations in fuel prices can directly affect our profitability. We managed fuel expenses through standard route planning and operational adjustments on or prior to the Acquisition Date. To further enhance efficiency, we have implemented route optimization strategies aimed at reducing mileage and improving fuel efficiency. In addition, we are exploring the integration of electric vehicles to reduce our reliance on traditional fuel sources and align with our sustainability objectives.
●	Seasonal Demand and Resource Scaling: Peak seasons, such as the holiday period, account for a substantial portion of our annual revenue. Managing this demand requires precise planning and execution, including the temporary hiring of additional drivers, flexible routing strategies, and leveraging the FedEx DRO system, a predictive tool to anticipate delivery patterns. Successfully navigating these high-demand periods is essential to maintaining our reputation and customer relationships.

●	Technology Investments: We utilize GroundCloud, a leading logistics software, for route optimization, driver management, and compliance monitoring. While we continue to leverage GroundCloud for route optimization, driver management, and compliance monitoring, we are also expanding our investments in advanced technologies to enhance operational scalability, data-driven decision-making, and automation. By continuously evaluating and adopting innovative solutions, we aim to enhance efficiency, improve service reliability, and optimize operational costs. These ongoing investments in logistics technology are expected to strengthen our capacity to manage growing delivery volumes and position us for long-term success.
●	Customer Concentration and Diversification: As of the date of this report, 100% of our revenue is derived from FedEx. While this partnership provides operational stability, it also exposes us to risks associated with customer dependency. To mitigate these risks, we are actively exploring opportunities to partner with additional carriers and expand our customer base, which we believe will diversify our revenue streams and reduce dependency on a single client.
●	Capital Investments in Infrastructure: Sustained growth depends on strategic investments in vehicles, the transition to electric vehicles, and operational infrastructure, which includes tools and software that support our operations. We focused primarily on maintaining existing operations prior to the Acquisition Date. Since the Acquisition Date, we have adopted a more proactive investment strategy to expand capacity, enhance efficiency, and integrate advanced logistics solutions. These investments support our ability to scale operations, meet customer expectations, and enhance operational efficiency. While these expenditures may impact short-term profitability, they are essential for long-term success.

Results of Operations

Comparison of Results of Operations for the Three Months and Nine Months ended August 31, 2026 and August 31, 2025:

	For the Three Months						For the Nine Months
	Ended August 31,						Ended August 31,
	2026		2025		Change		2026		2025		Change
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Revenue	$766,422	100.0%	$633,865	100.0%	$132,557	20.9%	$2,298,549	100.0%	$1,956,258	100.0%	$342,291	17.5%
Cost of Revenue
Cost of service	76,902	10.0%	56,974	9.0%	19,928	35.0%	235,198	10.2%	176,984	9.0%	58,214	32.9%
Cost of labor	357,790	46.7%	347,945	54.9%	9,845	2.8%	1,088,724	47.4%	1,085,885	55.5%	2,839	0.3%
Fuel	114,408	14.9%	94,654	14.9%	19,754	20.9%	336,674	14.6%	304,600	15.6%	32,074	10.5%
Maintenance and repairs	91,291	11.9%	63,143	10.0%	28,148	44.6%	223,248	9.7%	207,709	10.6%	15,539	7.5%
Depreciation and amortization	30,272	3.9%	64,332	10.1%	(34,060)	(52.9)%	80,544	3.5%	188,668	9.6%	(108,124)	(57.3)%
Total cost of revenue	670,663	87.4%	627,048	98.9%	43,615	7.0%	1,964,388	85.4%	1,963,846	100.3%	542	0.0%

Gross Profit (Loss)	95,759	12.6%	6,817	1.1%	88,942	(1,304.7)%	334,161	14.6%	(7,588)	(0.3)%	341,749	4,503.8%

General and administrative expenses	1,017,024	132.7%	151,600	23.9%	865,424	570.9%	2,187,702	95.2%	576,981	29.5%	1,610,721	279.2%
R&D expenses	—	—%	—	—%	—	—%	2,150,000	93.5%	—	—%	2,150,000	100.0%
Total operating expenses	1,017,024	132.7%	151,600	23.9%	865,424	570.9%	4,337,702	188.7%	576,981	29.5%	3,760,721	651.8%

Loss from Operations	(921,265)	(120.1)%	(144,783)	(22.8)%	(776,482)	536.3%	(4,003,541)	(174.1)%	(584,569)	(29.8)%	(3,418,972)	584.9%

Other Income (Expense)
Interest income, net	161,127	21.0%	2,248	0.4%	158,879	7,067.6%	575,965	25.1%	2,248	0.1%	573,717	(25,521.2)%
Other income, net	—	—%	—	—%	—	—%	25,992	1.1%	21,285	1.1%	4,707	22.1%
Total other income, net	161,127	21.0%	2,248	0.4%	158,879	7,067.6%	601,957	26.2%	23,533	1.2%	578,424	(2,457.9)%

Loss before Income Tax Expense	(760,138)	(99.1)%	(142,535)	(22.4)%	(617,603)	433.3%	(3,401,584)	(147.9)%	(561,036)	(28.6)%	(2,840,548)	(506.3)%

Income Tax Provision (Benefit)	—	—%	43,346	6.80%	(43,346)	100.0%	1,600	0.1%	(62,552)	(3.2)%	64,152	(102.6)%
Net Loss	$(760,138)	(99.1)%	$(185,881)	(29.2)%	$(574,257)	308.9%	$(3,403,184)	(148.0)%	$(498,484)	(25.4)%	$(2,904,700)	582.7%

Revenue

Our revenue is structured into two main categories: (i) fixed revenue, which includes weekly service charges, branding-related reimbursements, and peak season surcharges, and (ii) activity-based revenue, which includes charges based on the number of stops, packages delivered, e-commerce orders, fuel surcharges, and other variable components.

For the three months ended August 31, 2026, we generated total revenue of $766,422, representing an increase of $132,557, or 20.9%, compared with $633,865 for the three months ended August 31, 2025. These increases were primarily attributable to higher weekly service charges under our updated service contract and higher volume-based activity revenue, including fuel surcharge revenue.

For the nine months ended August 31, 2026, we generated total revenue of $2,298,549, representing an increase of $342,291, or 17.5%, compared with $1,956,258 for the nine months ended August 31, 2025. These increases were primarily attributable to higher weekly service charges, higher volume-based activity revenue, particularly from e-commerce deliveries and fuel surcharge revenue.

The table below sets forth a breakdown of revenue components for the periods indicated:

	For the Three Months						For the Nine Months
	Ended August 31,						Ended August 31,
	2026		2025		Change		2026		2025		Change
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Fixed:
Weekly service charges	$206,150	26.9%	$146,221	23.1%	$59,929	41.0%	$559,380	24.3%	$438,182	22.4%	$121,198	27.7%
Branding-related	10,080	1.3%	9,423	1.5%	657	7.0%	30,790	1.3%	26,729	1.4%	4,061	15.2%
Subtotal:	216,230	28.2%	155,644	24.6%	60,586	38.9%	590,170	25.6%	464,911	23.8%	125,259	26.9%
Activity-based:
Stops	119,213	15.6%	102,705	16.2%	16,508	16.1%	338,129	14.7%	306,607	15.7%	31,522	10.3%
Packages	17,065	2.2%	15,795	2.5%	1,270	8.0%	48,957	2.1%	45,509	2.3%	3,448	7.6%
E-Commerce	273,032	35.6%	269,965	42.6%	3,067	1.1%	875,409	38.1%	836,884	42.8%	38,525	4.6%
Large packages	18,278	2.4%	19,543	3.1%	(1,265)	(6.5)%	56,420	2.5%	55,583	2.8%	837	1.5%
Fuel Surcharge	118,291	15.4%	69,697	11.0%	48,594	69.7%	319,096	13.9%	212,816	10.9%	106,280	49.9%
Surge Stops	—	—%	—	—%	—	—%	41,328	1.8%	29,983	1.5%	11,345	37.8%
Subtotal:	545,879	71.2%	477,705	75.4%	68,174	14.3%	1,679,339	73.1%	1,487,382	76.0%	191,957	12.9%

Other Pickup and Delivery (P&D)	4,313	0.6%	516	0.3%	3,797	735.9%	29,040	1.3%	3,965	0.2%	25,075	632.4%

Total Revenue	$766,422	100.0%	$633,865	100.0%	$132,557	20.9%	$2,298,549	100.0%	$1,956,258	100.0%	$342,291	17.5%

On February 21, 2026, we renewed our agreement with FedEx. The new contract is valid until January 1, 2027. Under the new contract, the weekly service charge within the fixed fees has increased, while the fee standards for certain types of services under the activity-based model have decreased. This has resulted in varying degrees of increase and decrease across the components of our revenue.

For the three months ended August 31, 2026, total fixed revenue was $216,230, accounting for approximately 28.2% of total revenue, representing an increase of $60,586, or 38.9%, compared to the fixed revenue of $155,644, or approximately 24.6% of total revenue for the three months ended August 31, 2025. For the nine months ended August 31, 2026, total fixed revenue was $590,170, accounting for approximately 25.6% of total revenue, representing an increase of $125,259, or 26.9%, compared to the fixed revenue of $464,911, or approximately 23.8% for the nine months ended August 31, 2025. The increase was primarily due to higher weekly service charges under our renewed ISP agreement with FedEx, effective February 21, 2026.

For the three months ended August 31, 2026, total activity-based revenue was $545,879, or 71.2% of total revenue, compared with $477,705, or 75.4% of total revenue in the same period of the prior year, driven by a $48,594 increase in fuel surcharge revenue reflecting higher market fuel prices and a $16,508 increase in stop revenue as delivery activities increased. For the nine months ended August 31, 2026, total activity-based revenue was $1,679,339, or 73.1% of total revenue, compared with $1,487,382, or 76.0% of total revenue in the same period of the prior year. This growth was primarily driven by an increase in the number of parcels we handled and higher fuel surcharge revenue resulting from increased market fuel prices.

Among all revenue categories, E-commerce deliveries and weekly service charges were the two major contributors to our total revenue for both the three and nine months ended August 31, 2026 and August 31, 2025.

●	E-commerce deliveries generated $273,032 in revenue during the three months ended August 31, 2026, or 35.6% of total revenue, compared with $269,965, or 42.6%, during the three months ended August 31, 2025. The increase of $3,067, or 1.1%, reflected higher e-commerce delivery volumes, which more than offset a decrease in the per-unit e-commerce service rate under our renewed ISP agreement. E-commerce deliveries generated $875,409 in revenue during the nine months ended August 31, 2026, or 38.1% of total revenue, compared with $836,884, or 42.8%, during the nine months ended August 31, 2025. The increases were primarily driven by sustained residential delivery demand within our assigned FedEx service areas, E-commerce deliveries represented the largest revenue component in all reported periods.

●	Weekly service charges totaled $206,150, or 26.9% of total revenue, for the three months ended August 31, 2026, compared with $146,221, or 23.1%, during the three months ended August 31, 2025. Weekly service charges totaled $559,380, or 24.3% of total revenue, for the nine months ended August 31, 2026, compared with $438,182, or 22.4%, during the nine months ended August 31, 2025. The increases in both periods, $59,929, or 41.0% during the third quarter of 2026 and $121,198, or 27.7% during the nine months ended August 31, 2026, were primarily attributable to the increase in the baseline contractual rates under our updated ISP agreement with FedEx. Under the renewed ISP agreement effective February 21, 2026, the higher weekly service charges are expected to continue contributing stable fixed revenue and to help offset any seasonal decline in activity-based revenue during the off-season.

Cost of Revenue

The table below summarizes the total cost of revenue and its components for the interim periods presented:

	For the Three Months						For the Nine Months
	Ended August 31,						Ended August 31,
	2026		2025		Change		2026		2025		Change
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Cost of service	$76,902	11.5%	$56,974	9.0%	$19,928	35.0%	$235,198	12.0%	$176,984	9.0%	$58,214	32.9%
Cost of Labor	357,790	53.3%	347,945	55.5%	9,845	2.8%	1,088,724	55.4%	1,085,885	55.4%	2,839	0.3%
Fuel	114,408	17.1%	94,654	15.1%	19,754	20.9%	336,674	17.1%	304,600	15.5%	32,074	10.5%
Maintenance and repairs	91,291	13.6%	63,143	10.1%	28,148	44.6%	223,248	11.4%	207,709	10.6%	15,539	7.5%
Depreciation and amortization	30,272	4.5%	64,332	10.3%	(34,060)	(52.9)%	80,544	4.1%	188,668	9.5%	(108,124)	(57.3)%
Total Cost of Revenue	$670,663	100.0%	$627,048	100.0%	$43,615	7.0%	$1,964,388	100.0%	$1,963,846	100.0%	$542	0.03%

For the three months ended August 31, 2026, our cost of revenue was $670,663, or 87.4% of total revenue, compared with $627,048, or 98.9%, for the three months ended August 31, 2025. This increase was primarily due to a $28,148 increase in maintenance and repair expense, a $19,928 increase in cost of service and a $19,754 increase in fuel expense, partially offset by a $34,060 decrease in depreciation and amortization.

For the nine months ended August 31, 2026, our cost of revenue was substantially unchanged, increasing $542, or 0.03%, while revenue increased $342,291, or 17.5%, such that cost of revenue declined from 100.3% to 85.4% of revenue. The improvement was primarily due to a $108,124 decrease in depreciation and amortization, reflecting the full depreciation of a portion of our fleet, partially offset by a $58,214 increase in cost of service, a $32,074 increase in fuel expense and a $15,539 increase in maintenance and repair expense.

The cost of revenue consists of labor, fuel, depreciation and amortization, service and maintenance related expenses. Each component of our cost of revenue impacted the overall cost structure during the three and nine months ended August 31, 2026 and August 31, 2025, as discussed below:

●	Cost of Service: Service expenses totaled $76,902, or 11.5% of total cost of revenue, during the three months ended August 31, 2026, compared with $56,974 or 9.0% during the three months ended August 31, 2025. For the nine months ended August 31, 2026 and August 31, 2025, service expenses totaled $235,198, or 12.0% of total cost of revenue, and $176,984 or 9.0% of total cost of revenue respectively. These increases were primarily attributable to higher insurance premiums and the cost of renting additional vehicles needed to fulfill our delivery volume obligations.
●	Cost of Labor: Cost of labor expenses remained the largest component of our costs of revenue, totaling $357,790, or 53.3% during the three months ended August 31, 2026, an increase of $9,845, or 2.8%, compared with the three months ended August 31, 2025. Labor expenses for the nine months ended August 31, 2026 totaled $1,088,724, or 55.4% of total cost of revenues, compared with $1,085,885, or 55.4%, of total cost of revenues for the nine months ended August 31, 2025. Cost of labor remained substantially flat, increasing $9,845, or 2.8%, and $2,839, or 0.3%, respectively. The increase reflected higher average wage rates for a more experienced driver base, which was largely offset by a reduction in driver headcount as we handled higher delivery volumes with fewer, more productive drivers.
●	Maintenance and Repair: Maintenance and repair expense increased by $28,148, or 44.6%, to $91,291 during the three months ended August 31, 2026, compared with $63,143 for the three months ended August 31, 2025. This increase was primarily due to an annual major overhaul program performed on vehicles that have exceeded their depreciable lives but remain in service. Maintenance and repair expense increased by $15,539, or 7.5% to $223,248 during the nine months ended August 31, 2026, compared with $207,709 for the nine months ended August 31, 2025, due to the overhaul activity described above, partially offset by lower maintenance costs during the first half of fiscal 2026 relative to the prior-year period, when many vehicles assumed in the JAR Acquisition required significant repairs.

●	Depreciation and Amortization: Depreciation and amortization expenses totaled $30,272 during the three months ended August 31, 2026, a decrease of $34,060, or 52.9%, compared with $64,332 for the three months ended August 31, 2025. For the nine months ended August 31, 2026, depreciation and amortization expense totaled $80,544, down $108,124 or 57.3%, compared with $188,668 for the nine months ended August 31, 2025. The decrease was primarily due to the full depreciation of a portion of our fleet and the disposal of certain vehicles, partially offset by depreciation on vehicles placed in service during the period.
●	Fuel: Fuel expense increased by $19,754, or 20.9%, to $114,408 for the three months ended August 31, 2026. The increase in fuel costs was primarily driven by the increase in fuel prices, partially offset by our improved energy management and route planning improvement. For the nine months ended August 31, 2026, fuel expense increased by $32,074, or 10.5%, to $336,674 primarily due to higher market fuel prices and higher delivery volumes, which were partially offset by improved route planning and driver operating practices that reduced average mileage per route, and by the introduction of electric trucks during fiscal 2026.

Gross Profit

For the three months ended August 31, 2026, we recorded our gross profit of $95,759, or 12.6% of total revenue, compared with a gross profit of $6,817, or 1.1%, for the three months ended August 31, 2025. The increase of $88,942 was primarily driven by increased revenue.

For the nine months ended August 31, 2026, we recorded a gross profit of $334,161, or 14.6% of total revenue, compared with a gross loss of $7,588, or 0.3% of total revenue for the nine months ended August 31, 2025. The increase of $341,749 was primarily driven by an increase in revenue.

General and Administrative Expenses

The following table sets forth the breakdown of our general and administrative expenses for the periods presented.

	For the Three Months						For the Nine Months
	Ended August 31,						Ended August 31,
	2026		2025		Change		2026		2025		Change
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
General and administrative expenses
Professional fees	$190,786	18.8%	$53,449	35.3%	$137,337	256.9%	$617,142	28.2%	$314,655	54.5%	$302,487	96.1%
Payroll Expense	663,105	65.2%	76,853	50.7%	586,252	762.8%	1,094,342	50.0%	228,542	39.6%	865,800	378.8%
Franchise Tax	120,108	11.8%	—	—%	120,108	100.0%	320,108	14.6%	—	—%	320,108	100.0%
Others	43,025	4.2%	21,298	14.0%	21,727	102.0%	156,110	7.1%	33,784	5.9%	122,326	362.1%
Total general and administrative expenses	$1,017,024	100.0%	$151,600	100.0%	$865,424	570.9%	$2,187,702	100.0%	$576,981	100.0%	$1,610,721	279.2%

For the three months ended August 31, 2026, general and administrative expenses were $1,017,024, compared with $151,600 for the three months ended August 31, 2025, representing an increase of $865,424, or 570.9%. The increase in administrative expenses was primarily due to higher management and staff remuneration following the Company’s IPO, increased expenditure on various professional services and higher compensation expenses, and increased franchise tax as a result of becoming a public company.

For the nine months ended August 31, 2026, general and administrative expenses were $2,187,702, compared with $576,981 for the nine months ended August 31, 2025, representing an increase of $1,610,721, or 279.2%. The increase in administrative expenses was primarily due to higher management and staff remuneration following the Company’s IPO, increased expenditure on various professional services, human resources expenses and higher insurance costs, and increased franchise tax as a result of becoming a public company.

R&D expenses

We incurred no research and development expenses during the three months ended August 31, 2026 and August 31, 2025. For the nine months ended August 31, 2026, research and development expenses were $2,150,000, or 93.5% of total revenue and 49.6% of total operating expenses, compared with $nil for the nine months ended August 31, 2025. The expenses were incurred in the second quarter of fiscal 2026 and relate entirely to the continued development, upgrade and regional adaptation of our proprietary ROUTE X last-mile delivery platform.

Other Income (Expenses)

Interest income, net

Interest income, net was $161,127 and $575,965, respectively, for the three and nine months ended August 31, 2026, compared with an interest income of $2,248 and $2,248, respectively, for the three and nine months ended August 31, 2025. This increase in interest income was primarily attributable to interest earned on funds lent to unrelated third parties on a short-term basis to optimize the return on proceeds raised through our IPO, before allocating and utilizing those funds in accordance with the purposes set forth in the prospectus.

Income Tax Expense (Benefit)

Our income tax provision was $nil for the three months ended August 31, 2026, compared with an income tax provision of $43,346 for the three months ended August 31, 2025 due to the tax provision adjustment in the third quarter of fiscal year 2025 related to nondeductible IPO-related costs.

We recorded a tax provision of $1,600 for the nine months ended August 31, 2026, compared with a benefit of $62,552 for the nine months ended August 31, 2025.

Net Loss

As a result of the above factors, for the three months ended August 31, 2026, we reported a net loss of $760,138, compared with a net loss for the three months ended August 31, 2025 of $185,881. For the nine months ended August 31, 2026, we reported a net loss of $3,403,184, compared with a net loss for the nine months ended August 31, 2025 of $498,484.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on hand, our ability to generate sufficient revenue, the collection of our accounts receivable, our ability to obtain additional financial support in the future, and our operating and capital expenditure commitments. As of August 31, 2026, we reported cash of $3,003,589 and working capital of $16,548,682, attributable primarily to our IPO completed in August 2025 and the private placement that closed in June 2026. Working capital as of August 31, 2026 is composed principally of $11,549,811 in loans receivable that mature in November 2026 or later, with cash and other current assets comprising the remainder. Our near-term liquidity is therefore dependent primarily on the timely collection of the outstanding loan balances upon their maturity. Each loan is secured by an irrevocable personal unlimited joint and several liability guarantee provided by the shareholders or chief executive officers of the respective borrowing parties. We expect to collect substantially all outstanding loan principal upon maturity around November 2026 and intend to redeploy those proceeds in accordance with the intended uses set forth in our prospectus. In the period between the balance sheet date and the expected November 2026 loan maturities, we expect to fund ongoing operating requirements through a combination of cash on hand, operating revenues, and any advance repayments received from borrowers prior to maturity.

In August 2024, we sold 1,000,000 shares of Class A common stock at a price of $0.90 per share. The gross proceeds amounted to $0.9 million. All proceeds were received prior to November 30, 2024.

On August 22, 2025, we completed our IPO resulting in net proceeds of approximately $13.7 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and amount of cash received from customers, the expansion of sales and marketing activities, the timing and cost of new service efforts, and the success of our efforts to expand business with our current client and to acquire additional businesses. The Company believes its balances of cash, cash equivalents and marketable securities, along with cash generated by ongoing operations and continued access to debt markets, will be sufficient to satisfy its cash requirements and capital return program over the next 12 months and beyond. If additional resources are required, we may issue additional equity or debt securities. The sale of additional equity or equity-linked securities could result in further dilution to stockholders. Incurring additional debt would increase our debt service obligations and could impose operating and financial covenants that may limit our operations. Further, financing may not be available in amounts or on terms that are acceptable to us, or it may not be available at all.

Cash Flows for the Nine Months ended August 31, 2026 and August 31, 2025

The following table summarizes our cash flows for the periods presented:

	For the Nine Months	For the Nine Months
	Ended August 31, 2026	Ended August 31, 2025
Net cash used in operating activities	$(4,741,858)	$(640,210)
Net cash used in investing activities	(1,556,418)	(79,908)
Net cash provided by financing activities	7,993,336	14,103,098
Net increase in cash	$1,695,060	$13,382,980

Operating Activities

Net cash used in operations was $4,741,858 for the nine months ended August 31, 2026, compared with net cash used in operations of $640,210 during the nine months ended August 31, 2025. The increase in operating cash outflows was primarily attributable to the following factors: (i) a $2,904,700 increase in our net loss, from $498,484 to $3,403,184, which accounted for approximately 70.8% of the increase in cash used in operations; and (ii) a $1,001,587 increase in the net cash consumed by changes in operating assets and liabilities. The major changes in operating assets and liabilities during the nine months ended August 31, 2026, as presented in our condensed consolidated statements of cash flows, was prepaid expenses and other current assets, which increased by $1,065,788, primarily reflecting a $1,150,000 increase in prepayments made for research and development services in connection with the development and regional adaptation of our ROUTE X application, as further discussed under “Research and Development Expenses”, partially offset by a $94,192 decrease in prepaid professional services and a $21,469 decrease in other current assets.

Investing Activities

Net cash used in investing activities was $1,556,418 for the nine months ended August 31, 2026, compared with $79,908 for the nine months ended August 31, 2025. The increase of $1,476,510 was primarily due to a net $1,550,000 increase in our loans receivable, as we disbursed $1,900,000 under new short-term loan agreements with unrelated third parties and received $350,000 of principal repayments from borrowers. All of this activity occurred during the nine months ended August 31, 2026. In addition, we used $6,418 to purchase property and equipment, compared with $79,908 for the nine months ended August 31, 2025.

Financing Activities

Net cash provided by financing activities amounted to $7,993,336 for the nine months ended August 31, 2026, mainly attributable to proceeds from issuance of common stock under private placement agreement. Net cash provided by financing activities during the nine months ended August 31, 2026 consisted of $8,000,000 of gross proceeds from the issuance of 32,000,000 shares of our Class A common stock to eight non-U.S. investors at a purchase price of $0.25 per share, which closed on June 4, 2026 and was conducted in offshore transactions pursuant to Rule 903 of Regulation S under the Securities Act of 1933, as amended, and $141,897 of insurance premium financing, partially offset by $107,131 of repayments under our insurance premium financing arrangements and $41,430 of deferred offering costs paid in connection with the registration statement on Form S-3 we filed on August 28, 2026

Net cash provided by financing activities amounted to $14,103,098 for the nine months ended August 31, 2025, mainly consisting of $13,717,940 net proceeds from our IPO, partially offset by payments for deferred offering costs.

Contractual Obligations and Other Commitments

We have no long-term fixed contractual obligations or commitments as of August 31, 2026.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2025.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash, accounts receivable, prepaid expenses and other current assets, accounts payable, due to a related party, other payables and other current liabilities, approximate the fair value of the respective assets and liabilities as of August 31, 2026 and November 30, 2025, based upon the short-term nature of the assets and liabilities.

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

Impairment of Long-Lived Assets

We review long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If an impairment indicator is present, we evaluate recoverability by comparing the carrying amount of the asset group to the sum of the undiscounted expected future cash flows over the remaining useful life of the asset group. If the carrying amount exceeds the recoverable amount, an impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset. We estimate fair value using the expected future cash flow discounted at a rate consistent with the risks associated with the recovery of the assets. Based on the above analysis, no impairment loss was recognized for three months and nine months ended August 31, 2026 and August 31, 2025.

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

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2026 and identified one material weakness and two significant deficiencies in our internal control over financial reporting as of August 31, 2026. Based on the evaluation described above and in light of the material weakness and significant deficiencies identified, management has concluded that our disclosure controls and procedures were not effective as of August 31, 2026. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A “significant deficiency” is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. The material weakness and significant deficiencies identified are as follows:

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

Lack of Dedicated Personnel with Specialized U.S. GAAP Reporting Expertise. The Company’s finance team includes personnel with Certified Public Accountant (“CPA”) credentials and extensive financial reporting experience; however, the Company does not currently have dedicated personnel with specialized expertise in U.S. GAAP financial statement preparation and disclosure, particularly with respect to complex accounting standards. This deficiency arises from personnel changes in the finance function, including changes in the Company’s principal accounting officers, as well as the Company’s size and resource constraints as a small business.

Inability to Obtain SOC 2 Report from FedEx. The Company’s revenue recognition process, financial reporting, and operational activities are fully dependent on proprietary systems owned and maintained by FedEx (the Company’s key counterparty), including FedEx Software, leased Scanners, and the My Ground Biz Account platform. These systems are critical to the Company’s ability to track service activity, confirm workload, verify pricing, and fulfill its financial reporting obligations. As of the end of the reporting period, the Company has been unable to obtain a Service Organization Control (“SOC”) 2 report from FedEx. A SOC 2 report assesses the effectiveness of FedEx’s controls over the security, availability, and confidentiality of its systems—controls that are critical to ensuring the reliability of the data generated by FedEx’s systems and used by the Company in its financial reporting. This deficiency impairs the Company’s ability to independently verify the effectiveness of FedEx’s controls over the systems that are core to the Company’s financial reporting process. Without a SOC 2 report, the Company cannot fully assess the security, availability, or confidentiality of FedEx’s systems, which increases the risk of: (i) inaccurate, incomplete, or untimely data (e.g., workload counts, pricing information) used in revenue recognition and financial reporting; (ii) system outages or data breaches that disrupt the Company’s financial reporting process; and (iii) the Company’s independent registered public accounting firm being unable to obtain sufficient appropriate audit evidence regarding the reliability of FedEx system-generated data, which could result in a scope limitation in the audit of the Company’s financial statements.

Neither of the two significant deficiencies has resulted in a material misstatement of the Company’s consolidated financial statements for the reporting period.

Following the identification of the material weakness and two significant deficiencies described above, we are taking comprehensive remedial measures to strengthen our internal control over financial reporting. The Company’s finance team is in the process of developing and implementing financial procedures and entity-level controls designed to achieve and maintain effective internal control over financial reporting. These efforts include the design and execution of financial closing policies and procedures, as well as the institution of an effective internal review process to monitor control execution. The Company is also actively engaging with FedEx to request access to Service Organization Control (SOC) 1 and SOC 2 reports to obtain independent assurance over controls supporting FedEx’s systems that affect the Company’s revenue recognition process; however, there is no guarantee that FedEx will provide such reports in a timely manner, or at all. To further strengthen our financial reporting function and control framework, the Company plans to implement additional remedial measures as necessary, including (i) enhancing U.S. GAAP accounting and financial reporting training for its accounting and financial reporting personnel; (ii) hiring more qualified accounting personnel with relevant U.S. GAAP and SEC reporting experience; and (iii) engaging an external consulting firm to assist our assessment of Sarbanes-Oxley compliance requirements and improvement of our overall internal control.

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

Internal Control Over Financial Reporting

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended August 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Elite Express Holding Inc.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2025, filed with the SEC on February 27, 2026, as amended on March 18, 2026.

Item 1A. Risk Factors

The following risk factors supplement and should be read in conjunction with the risk factors previously disclosed in the Annual Report. Except as set forth below, there have been no material changes to our previously disclosed risk factors.

Risks Related to Our Cash Deposits at Financial Institutions in Hong Kong

As of August 31, 2026 and November 30, 2025, $2.9 million and $0.1 million, respectively, of the Company’s cash was deposited in U.S. dollar accounts in financial institutions in Hong Kong. Per Hong Kong regulations, bank deposits may be insured by up to HKD 800,000 (approximately $102,085) for each financial institution. The Company’s total uninsured cash held in Bank of China (Hong Kong) Limited amounted to $2.8 million and $nil as of August 31, 2026 and November 30, 2025, respectively. As of the date of this quarterly report, the Company has not experienced any losses in such accounts.

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

Risks Related to Our Continued Listing Status

As previously disclosed, on October 31, 2025, we received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we were not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2). Nasdaq initially provided us until April 29, 2026 to regain compliance and, on April 30, 2026, granted an additional compliance period through October 26, 2026.

On August 6, 2026, we received written notification from Nasdaq that Nasdaq had determined that we regained compliance with Nasdaq Listing Rule 5550(a)(2) by maintaining a closing bid price of our Class A common stock of at least $1.00 per share for 10 consecutive business days and that the matter was closed.

Although the previously disclosed minimum bid price deficiency has been resolved, there can be no assurance that we will continue to satisfy Nasdaq’s continued listing requirements in the future. Any future failure to maintain compliance could result in additional deficiency notices and, ultimately, delisting proceedings.

A delisting of our Class A common stock could substantially decrease trading in our Class A common stock, adversely affect its liquidity and market price, impair our ability to raise additional capital, and result in a loss of investor confidence.

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

Use of Proceeds

The following “Use of Proceeds” information relates to the registration statement on Form S-1, as amended (File No. 333-286965), for our IPO, which was declared effective by the SEC on August 20, 2025. On August 22, 2025, we completed our IPO, in which we issued and sold an aggregate of 3,800,000 shares of Class A common stock at a public offering price of $4.00 per share for aggregate gross proceeds of approximately $15.2 million. Dominari Securities LLC was the representative of the underwriters of our IPO.

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

The net proceeds raised from the IPO were approximately $13.7 million, after deducting underwriting discounts and the offering expenses payable by us. As of the date of this report, we have deployed the net proceeds as follows: (i) approximately $3.3 million has been used to fund research and development activities relating to the development, upgrade and regional adaptation of our ROUTE X application; (ii) approximately $0.4 million has been used for working capital; and (iii) approximately $9.9 million has been lent to unrelated third parties pursuant to short-term loan agreements, as further described in Note 4. The remainder of the net proceeds is held in cash accounts, a portion of which is denominated in Hong Kong dollars.

As of the date of this report, we have not yet deployed any net proceeds toward the equity or asset acquisitions, or fleet upgrades described in our prospectus.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended August 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

On September 2, 2026, the Company held its 2026 Annual Meeting of Stockholders. At the meeting, the Company’s stockholders approved the Elite Express Holding Inc. 2026 Stock Incentive Plan (the “2026 Incentive Plan”), which had previously been adopted by the Company’s board of directors on July 10, 2026, subject to stockholder approval. The 2026 Incentive Plan provides for grants of stock options, restricted stock, restricted stock units and other cash- or stock-based awards to eligible employees, directors and consultants, with an initial share reserve of 6,000,000 shares of Class A common stock and 2,000,000 shares of Class B common stock, subject to annual increases and other adjustments provided under the plan.

Item 6. Exhibits

The exhibits listed below are filed or incorporated by reference as part of this quarterly report on Form 10-Q, as indicated.

Index to Exhibits

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	S-1	333-286965	3.1	May 5, 2025

3.2	Amended and Restated Bylaws	S-1	333-286965	3.2	May 5, 2025

10.1	Director Offer Letter dated December 2, 2025 by and between Huanhuan Tian and the Company	8-K	001-42811	10.1	December 4, 2025

10.2	Indemnification Agreement dated December 2, 2025 by and between Huanhuan Tian and the Company	8-K	001-42811	10.2	December 4, 2025

10.3	Resignation Agreement dated December 15, 2025 by and between the Company and Robert Cook	8-K	001-42811	10.1	December 16, 2025

10.4	Form of Stock Purchase Agreement, dated as of March 10, 2026, by and between Elite Express Holding Inc. and certain purchasers.	8-K	001-42811	10.1	March 11, 2026

10.5	Employment Agreement, dated June 8, 2026, by and between Elite Express Holding Inc. and Ye Hua	8-K	001-42811	10.1	June 8, 2026

10.6	Indemnification Agreement, dated June 8, 2026, by and between Elite Express Holding Inc. and Ye Hua	8-K	001-42811	10.2	June 8, 2026

10.7	Software Development Agreement, dated July 10, 2026, by and between Elite Express Holding Inc. and Leyan Management Ltd.	10-Q	001-42811	10.7	July 14, 2026

10.8	Elite Express Holding Inc. 2026 Stock Incentive Plan	8-K	001-42811	10.1	September 8, 2026

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

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

Date: October 14, 2026

Elite Express Holding Inc.

By:	/s/ Yidan Chen
Yidan Chen
Chief Executive Officer, President and Director
(Principal Executive Officer)

Elite Express Holding Inc.

By:	/s/ Ye Hua
Ye Hua
Chief Financial Officer
(Principal Accounting Officer)